Form 10-Q
period 2022-09-30
SOLAR INTEGRATED ROOFING CORP.
filed 2022-11-21
CIK 1756704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

Commission File Number: 000-56256

SOLAR INTEGRATED ROOFING CORP.
(Exact name of registrant as specified in its charter)

Nevada	90-1502972
(State or other jurisdiction of incorporation or organization)	(I.R.S. EIN)

2831 St. Rose Parkway, Ste 200

Henderson, Nevada 89052

(Address of principal executive offices, Zip Code)

(702) 589-4651

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

As of November 18, 2022, the registrant had 625,898,657 shares of common stock outstanding.

SOLAR INTEGRATED ROOFING CORP.

PART I. FINANCIAL INFORMATION

SOLAR INTEGRATED ROOFING CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Cash	$480,141	$1,124,533
Accounts receivable, net	5,511,696	3,652,176
Work in progress receivable, net	76,976,192	33,242,296
Note receivable	4,200,000	4,200,000
Prepaid and other current assets	273,826	736,548
Inventory	151,363	142,955
TOTAL CURRENT ASSETS	87,593,218	43,098,508

OTHER ASSETS
Operating lease right-of-use assets	2,888,171	1,646,049
Property and equipment, net	1,004,016	1,122,057
Goodwill	62,047,800	58,401,851
Other assets	154,390	265,071
TOTAL ASSETS	153,687,595	104,533,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,516,321	$7,984,710
Accrued interest	1,519,387	1,157,113
Due to related parties	11,204,126	11,510,413
Operating lease liabilities, current portion	504,981	115,623
Notes payable	21,955,667	5,112,773
Debenture payable	2,400,000	2,400,000
Convertible note payable, net of unamortized discounts	10,684,800	23,688,886
Derivative liabilities	53,295	10,049
Total Current Liabilities	56,838,577	51,979,567

OTHER LIABILITIES
Note payable, long-term	2,273,531	2,426,698
Operating lease liabilities, non-current portion	2,383,190	1,530,426
TOTAL LIABILITIES	61,495,298	55,936,691

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDER’S EQUITY
Preferred stock, $0.00001 par value: authorized 25,000,041 shares	—	—
Series A Preferred stock, $0.00001 par value: 5,000,000 shares authorized, 2,500,000 shares issued and outstanding, respectively	25	25
Series B Preferred stock, $0.00001 par value: 20,000,000 shares authorized, 5,701,000 and 8,000,000 shares issued and outstanding, respectively	57	80
Series C Preferred stock, $0.00001 par value: 1 share authorized, 1 share issued and outstanding, respectively	-	-
Series D Preferred stock, $0.00001 par value: 40 shares authorized, 40 shares issued and outstanding, respectively	-	-
Common stock, $0.00001 par value: 900,000,000 shares authorized, 542,817,941 and 453,498,555 shares issued and outstanding, respectively	5,428	4,535
Stock payable	2,652,300	11,790,200
Stock receivable	-	(36,450,000)
Additional paid-in capital	59,570,943	74,087,246
Non-controlling interest	(415,389)	(60,487)
Retained earnings (accumulated deficit)	30,378,933	(774,754)
TOTAL STOCKHOLDER’S EQUITY	92,192,297	48,596,845
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$153,687,595	$104,533,536

The accompanying notes are an integral part of these consolidated unaudited financial statements

SOLAR INTEGRATED ROOFING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$57,267,460	$13,224,759	$150,541,535	$24,674,807
Cost of Sales	43,071,432	8,418,340	94,558,164	19,484,806
Gross Profit	14,196,028	4,806,419	55,983,371	5,190,001

Operating expenses
Salaries and wages	3,989,043	2,863,858	12,437,116	5,488,167
Professional fees	1,400,473	1,585,673	4,499,397	4,474,413
Depreciation expense	69,807	222,613	277,601	303,982
Marketing	186,093	229,259	445,828	575,038
General and administrative	1,179,561	1,275,383	3,768,121	3,136,619
Total operating expenses	6,824,977	6,176,786	21,428,063	13,978,219

Income (loss) from operations	7,371,051	(1,370,367)	34,555,308	(8,788,218)

Other income (expense)
Interest expense	(1,077,710)	(586,638)	(2,190,637)	(949,454)
Other income (expense)	-	(108,489)	(253,707)	90,793
PPP loans forgiveness	-	20,830	-	1,018,130
Loss on debt modification	-	-	(1,268,933)	-
Gain (loss) on change in fair value of derivative liabilities	(53,295)	359,009	(43,246)	1,285,675
Total other income (expense)	(1,131,005)	(315,288)	(3,756,523)	1,445,144

Income (loss) before taxes	6,240,046	(1,685,655)	30,798,785	(7,343,074)
Provision for income taxes	-	-	-	-
Net income (loss)	6,240,046	(1,685,655)	30,798,785	(7,343,074)
Net income (loss) attributable to non-controlling interest	(331,918)	(24,233)	(354,902)	(40,415)
Net income (loss) attributable to the Company	$6,571,964	(1,661,422)	$31,153,687	(7,302,659)
Basic income (loss) per Common Share	$0.01	$(0.00)	$0.06	$(0.02)
Diluted income (loss) per Common Share	$0.01	$(0.00)	$0.06	$(0.02)
Basic weighted average number of common shares outstanding	539,902,975	378,468,171	502,470,756	343,348,974
Diluted weighted average number of common shares outstanding	616,917,439	481,083,476	579,485,220	445,964,279

The accompanying notes are an integral part of these consolidated unaudited financial statements.

SOLAR INTEGRATED ROOFING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional			Non
	Shares Outstanding	Amount	Shares Outstanding	Amount	Shares Outstanding	Amount	Shares Outstanding	Amount	Shares	Amount	Paid in Capital	Stock Receivable	Stock Payable	controlling Interest	Accumulated Deficit	Total

Balance, December 31, 2020	5,000,000	$50	13,000,000	$130	-	$-	-	$-	209,003,623	$2,090	$11,808,329	$-	$-	$-	$(14,835,507)	$(3,024,908)
Common stock issued for services	-	-	-	-					500,000	5	54,995				-	55,000
Common stock issued for conversion of debt and interest	-	-	-	-					49,393,025	494	617,192	-		-	-	617,686
Common stock issued for cash	-	-	-	-					2,000,000	20	139,980	-		-	-	140,000
Common stock issued for compensation	-	-	-	-					1,850,000	18	283,482				-	283,500
Common stock issued for warrant exercise	-	-	-	-					306,148	3	(3)				-	-
Common stock issued for acquisition	-	-	-	-					45,000,000	450	39,128,050				-	39,128,500
Series B stock to be issued for acquisition													4,870,000			4,870,000
Non controlling interest	-	-	-	-	-									11,195	-	11,195
Net loss	-	-	-	-					-	-	-	-		-	(2,282,511)	(2,282,511)

Balance, March 31, 2021	5,000,000	$50	13,000,000	$130	-	$-	-	$-	308,052,796	$3,080	$52,032,025	$-	$4,870,000	$11,195	$(17,118,018)	$39,798,462

Common stock issued for services	-	-	-	-					818,090	8	449,992				-	450,000
Common stock issued for conversion of debt and interest	-	-	-	-					30,856,201	309	693,957	-		-	-	694,266
Common stock issued for warrant exercise	-	-	-	-					16,479,564	165	16,315				-	16,480
Common stock issued for acquisition	-	-	-	-									24,403,900		-	24,403,900
Non controlling interest	-	-	-	-	-									(27,377)	-	(27,377)
Net loss	-	-	-	-					-	-	-	-		-	(3,358,726)	(3,358,726)

Balance, June 30, 2021	5,000,000	$50	13,000,000	$130	-	$-	-	$-	356,206,651	$3,562	$53,192,289	$-	$29,273,900	$(16,182)	$(20,476,744)	$61,977,005

Common stock issued for services	-	-	-	-					250,000	2	140,148					140,150
Common stock issued for conversion of debt and interest	-	-	-	-					10,383,782	104	86,592					86,695
Common stock repurchased and cancelled	-	-	-	-					(200,000)	(2)	(99,998)					(100,000)
Common stock issued for acquisition									37,500,000	375	22,530,970		(24,403,900)			(1,872,555)
Preferred stock Class B issued for acquisition	-	-	1,000,000	10						-	4,869,990		(4,870,000)			-
Preferred stock Class B cancelled and retired			(5,000,000)	(50)							(9,999,950)					(10,000,000)
Preferred stock Class C issued for acquisition	-	-	-	-	1											-
Preferred stock Class D issued for acquisition							40	-						-
Non controlling interest	-	-	-	-	-									(24,233)		(24,233)
Net profit	-	-	-	-					-	-	-	-			(1,661,422)	(1,661,422)

Balance, September 30, 2021	5,000,000	$50	9,000,000	$90	1	$-	40	$-	404,140,433	$4,041	$70,720,041	$-	$-	$(40,415)	$(22,138,166)	$48,545,641

Balance, December 31, 2021	2,500,000	$25	8,000,000	$80	1	$-	40	$-	453,498,555	$4,535	$74,087,246	$(36,450,000)	11,790,200	$(60,487)	$(774,754)	$48,596,845
Common stock issued for services	-	-	-	-					500,000	5	177,895			-	-	177,900
Common stock issued for conversion of debt and interest	-	-	-	-	-	-	-	-	27,075,035	271	26,804			-	-	27,075
Common stock issued for compensation	-	-	-	-					150,000	1	74,024		-	-	-	74,025
Common stock payable for cash													514,040			514,040
Non controlling interest	-	-	-	-					-					(29,058)		(29,058)
Net profit	-	-	-	-	-	-	-	-					-	-	5,693,889	5,693,889

Balance, March 31, 2022	2,500,000	$25	8,000,000	$80	1	$-	40	$-	481,223,590	$4,812	$74,365,969	$(36,450,000)	$12,304,240	$(89,545)	$4,919,135	$55,054,716

Common stock issued for services	-	-	-	-					1,500,000	15	336,735			-	-	336,750
Common stock issued for conversion of debt and interest	-	-	-	-	-	-	-	-	7,559,285	76	1,058,224			-	-	1,058,300
Common stock issued for compensation	-	-	-	-					4,104,603	41	1,869,736		1,820,387		-	3,690,164
Common stock issued for acquisition									35,339,242	353	11,229,496		(9,137,900)			2,091,949
Non controlling interest	-	-	-	-					-					6,074		6,074
Net profit	-	-	-	-	-	-	-	-					-	-	18,887,834	18,887,834

Balance, June 30, 2022	2,500,000	$25	8,000,000	$80	1	$-	40	$-	529,726,720	$5,297	$88,860,160	$(36,450,000)	$4,986,727	$(83,471)	$23,806,969	$81,125,787

Common stock issued for services	-	-	-	-					200,000	2	98,698			-	-	98,700
Common stock issued for conversion of debt and interest	-	-	-	-	-	-	-	-	25,074,285	251	1,754,949			-	-	1,755,200
Common issued for cash	-	-	-	-	-	-	-	-	3,315,000	33	594,507		(514,040)	-	-	80,500
Common stock issued for compensation	-	-	-	-					11,111,936	111	2,523,540		(1,820,387)		-	703,264
Common stock issued for acquisition									3,400,000	34	781,966					782,000
Common stock returned and cancelled									(45,000,000)	(450)	(36,449,550)	36,450,000				-
Conversion of preferred stock Class B into common shares			(1,499,000)	(15)					14,990,000	150	(135)					-
Preferred stock cancelled and retired			(800,000)	(8)							8					-
Warrant expense											147,500					147,500
Stock option expense											1,259,300					1,259,300
Non controlling interest	-	-	-	-										(331,918)		(331,918)
Net profit	-	-	-	-	-	-	-	-							6,571,964	6,571,964

Balance, September 30, 2022	2,500,000	$25	5,701,000	$57	1	$-	40	$-	542,817,941	$5,428	$59,570,943	$-	$2,652,300	$(415,389)	$30,378,933	$92,192,297

The accompanying notes are an integral part of these consolidated unaudited financial statements.

SOLAR INTEGRATED ROOFING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,798,785	$(7,343,074)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	3,260,418	928,650
Loss on debt modification	1,268,933	-
Amortization of debt discount	6,724	186,146
(Gain) Loss on change in fair value of derivative liabilities	43,246	(1,285,675)
Depreciation	277,601	303,982
Warrant expense	147,500	-
Stock option expense	1,259,300	-
PPP loans forgiveness	-	(1,018,130)
Changes in operating assets and liabilities:
Accounts and work in progress receivable	(45,593,416)	(2,456,396)
Prepaid expenses and other assets	462,722	(617,892)
Inventory	(8,408)	141,162
Accounts payables and accrued liabilities	2,773,650	1,734,326
Due to related parties	(306,287)	8,104,145
Net Cash Used in Operating Activities	(5,609,232)	(1,322,756)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid in acquisition of subsidiaries	(600,000)	(10,100,000)
Purchase of property and equipment	(159,560)	(1,112,644)
Net Cash Used in Investing Activities	(759,560)	(11,212,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	5,452,105	6,813,218
Repayments of notes payable	(2,762,245)	(1,841,218)
Proceeds from convertible notes payable	2,440,000	21,055,610
Proceeds from warrant exercise	-	16,480
Repurchase of preferred stock class B		(10,000,000)
Repurchase of common stock		(100,000)
Proceeds from sale of common stock	594,540	140,000
Net Cash Provided by Financing Activities	5,724,400	16,084,090

Net change in cash and cash equivalents	(644,392)	3,548,690
Cash and cash equivalents, beginning of period	1,124,533	710,091
Cash and cash equivalents, end of period	$480,141	$4,258,781

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing transactions:
Issuance of common stock for conversion of debt and accrued interest	$2,840,575	$1,398,647
Common stock issued for acquisition of subsidiaries	$12,011,849	$63,532,400
Modification of convertible notes in exchange for promissory note	$14,000,000	$-
Acquisition of subsidiary via issuance of preferred stock class B	$-	$4,870,000
Net assets acquired in acquisition	$-	$1,007,535
Assets acquired from financing	$-	$54,807
Net assets acquired in acquisitions	$-	$866,000
Return and cancellation of common stock	$36,450,000	$-
Right-of-use assets and corresponding liabilities on new building leases	$1,454,939	$-

The accompanying notes are an integral part of these consolidated unaudited financial statements.

SOLAR INTEGRATED ROOFING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 1 – BACKGROUND AND ORGANIZATION

Business Operations

Solar Integrated Roofing Corporation (“SIRC” or the “Company”) is a fully integrated roofing, residential solar, commercial solar/microgrid, electric vehicle (EV) charging and financing business focused on selling and installing systems, specializing in commercial and residential properties, targeting the North American solar market with specific strength in the Southern California market. Under the SIRC brand, the company has acquired 14 companies that provide specific services to solar customers. The acquired businesses have a high degree of complimentary services and as such, SIRC is setting up divisions to specifically address the strengths of each product offering and provide significant cross selling opportunities across roofing, residential solar, commercial solar/microgrids, EV charging/battery back-up and project financing. To date, the major areas of operations include delivery of installation services, battery storage solutions, electric vehicle charging solutions, and roofing services.

The Company was incorporated under the laws of the state of Nevada on May 1, 2007 as Sterling Oil & Gas Company. The name was changed on February 14, 2014 to Landstar Development Group. On November 9, 2015 the Board of Directors of SIRC approved a name changed to Solar Integrated Roofing Corporation.

On February 11, 2016, the Company acquired the issued and outstanding shares of Secure Roofing and Solar Inc. (“SRS”) whereby the shareholders of SIRC became the controlling shareholders of the combined entity. David Massey held 100% share ownership in SRS and was issued 10,000,000 common shares of SIRC for 100% of the issued and outstanding shares of SRS.

Impacts of COVID-19 on Our Business

The COVID-19 pandemic and the resulting impact on the U.S. economy have accelerated many of our operational initiatives to deliver best-in-class customer value and to reduce costs. The COVID-19 pandemic has had an unprecedented impact on the U.S. economy, resulting in governments and organizations implementing public health measures in an effort to contain the virus, including physical distancing, work from home, supply chain logistical changes and closure of non-essential businesses. With vaccine administration and adoption rising, governments and organizations have responded by adjusting such restrictions and guidelines accordingly. We are monitoring this fluid situation and will continue to follow official regulations to protect our employees and customers.

The ultimate impact of the COVID-19 pandemic (and virus variants, such as Delta and Omicron) is still highly uncertain and subject to change, and we do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. We will continue to monitor developments affecting our workforce, our customers, and our business operations generally and will take actions that we determine are necessary in order to mitigate these impacts.

Global supply chain disruptions are prevalent in the renewable energy industry and are most acute in the residential and commercial PV markets. While domestic and international manufacturers in this space are starting to make strides in rectifying some of the major issues, several factors are having overall detrimental impacts to US renewable installers and developers. The three main factors contributing to adverse market conditions are equipment pricing, manufacturing delays and shortages, labor disruptions and logistics. At times these factors overlap, but each factor has a unique impact on business operations and metrics.

Pricing for renewable energy equipment, after trending downward for the last decade, have seen substantial price increases in the past 12-months. Raw material such as copper, aluminum, steel, plastic resin, and tempered glass, all of which are integral to renewable energy equipment, remain at stubbornly high price points. Manufacturers have consistently passed these raw material increases downstream in 2022, equating to an estimated 13.5% higher aggregate equipment pricing in the 12 months ended October 31, 2022. A percentage of the equipment pricing increase has been passed downstream once again, this time to end users, but to maintain a competitive position some of the increase has been absorbed internally. We estimate the overall impact to gross profit has been roughly 5% during the 12 months ended December 31, 2022.

Manufacturing delays and product shortages have been particularly painful in 2022. The initial COVID-19 wave and the precipitous drop off in consumer demand led to a massive ramp down in global production for key components such as solar modules, inverter technology and PV racking equipment. While consumer demand has roared back to life, manufacturing capacity and production have not kept pace. Fulfillment lead times for key construction equipment have increased 40-60% in some instances. These effects are particularly present in semi-conductor intensive equipment. Increased lead times have a direct impact on customer sales through an increased cancelation rate and in doing so has a negative impact on our revenue stream. Increased customer cancelation has had an estimated 6% negative impact on our revenue stream.

Renewable energy equipment is heavily tied to the global logistics industry. Most major components, including solar modules and inverter technology, are made outside of the US and rely on an interplay of shipping, railway, and roadway transportation to arrive at its destination. When coupled with manufacturing delays and increased consumer demand, these logistics pathways have proven slow to rebound. Logistics costs had started to flatten out in the 2nd half of 2022, but with new uncertainty in the oil markets we expect that flattening curve to be short lived. There is a fine correlation between logistics costs and equipment pricing and a portion of the overall negative impact on gross profits can be attributed to logistics costs. Delays in transits from manufacturers as well as decreased availability with transportation providers are also adding to the issue of increased customer cancelation and the decrease in revenue stream.

With regards to mitigation strategies, we have substantially increased our equipment and demand forecasting with our vendor partners as well as established lines of communication with manufacturers to better identify trends in the market. By increasing our presence and communication frequency with our vendors and manufacturers, we are better able to identify forward-looking issues and adjust our strategy accordingly to mitigate future monetary impacts.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Solar Integrated Roofing Corporation and its wholly-owned subsidiaries: Secure Roofing and Solar Inc., Narrate LLC, McKay Roofing Company, Inc., Milholland Electric, Inc., Montross Companies, Inc., Approved Home Pros, LLC, Enerev LLC, Cornerstone Construction Team, LLC, Balance Authority, LLC, Kinetic Investments Inc. dba Future Home power, USA Solar Network LLC, SunUp Solar LLC and Renovation Roofing, Inc., which are included in the financial statements of the Company as of their respective acquisition dates. Pacific Lighting Management, Inc. was the only subsidiary acquired at 60% so the Company includes non-controlling interest in its consolidated financial statements. During the nine months ended September 30, 2021, the Company acquired Enerev LLC, Cornerstone Construction Team LLC, 60% of Pacific Lighting Management, Inc., Balance Authority, LLC, Kinetic Investments, Inc. dba Future Home Power, USA Solar Network LLC and SunUp Solar LLC. All intercompany accounts have been eliminated upon consolidation.

During the nine months ended September 30, 2022, the Company did not acquire any entities. During the nine months ending September 30, 2022, the Company eliminated and rescinded the agreement regarding Cornerstone Construction Team, LLC as of May 31, 2022. The Company has consolidated the operations for the entity up until the recission date of May 31, 2022. The Company received the previously issued 45,000,000 shares of common stock issued in connection with the merger to the entity’s previous ownership group. The Company also issued 8,000,000 in common stock valued at $1,748,000 from the stock price on the day of legal settlement. All Cornerstone assets and liabilities were eliminated from the Company’s consolidated financial statements on May 31, 2022.

During the nine months ended September 30, 2021, the Company acquired Enerev LLC, Cornerstone Construction Team LLC, 60% of Pacific Lighting Management, Inc., Balance Authority LLC, Kinetic Investments, Inc. dba Future Home Power, USA Solar Network LLC, SunUp Solar LLC and Renovation Roofing, Inc.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated useful lives of property and equipment, allowance for doubtful accounts, impairment of long-lived assets, and the valuation of debt and equity transactions. Actual results could differ from those estimates.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in its accounts. As of September 30, 2022 and December 31, 2021, management believes the Company is not exposed to any significant credit risk on cash.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents were $480,141 as of September 30, 2022 and $1,124,533 as of December 31, 2021.

Accounts Receivable

Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the account balances, a review of significant past due accounts, economic conditions, and our historical write- off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company’s allowance for doubtful accounts was $340,874 and $253,652 as of September 30, 2022 and December 31, 2021, respectively, and no individual customer owed in excess of 10% of the trade accounts receivable balances of $5,511,696 or $3,652,176, respectively.

Inventory

The Company’s inventory is valued at the lower of cost (the purchase price) or market. Inventory costs are determined based on the average cost basis. A reserve for slow-moving and potentially obsolete inventories is recorded as of each balance sheet date and total inventories are presented net of that reserve. Inventory consists primarily of solar panels. As of September 30, 2022, management evaluated all held inventory for obsolete or slow-moving parts and did not identify any.

Property and Equipment

Property and equipment are carried at cost less amortization and depreciation. Major betterments that extend the useful lives of assets are also capitalized. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations. Property and equipment consist of Vehicles, Computer Equipment, Machinery and Equipment, Furniture and Equipment which are depreciated on a straight-line basis over their expected useful lives as follows.

Vehicles	5 years
Computer Equipment	5 years
Machinery and Equipment	5 years
Furniture & Equipment	5 years

Leases

The Company follows the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), and additional ASUs issued to clarify and update the guidance in ASU 2016-02 (collectively, the “new leases standard”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The new lease standard requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (“short-term leases”). Lease expense is recognized on a straight-line basis over the lease term. See Note 12 for further information regarding the Company’s leases.

Advertising

The Company conducts advertising for the promotion of its services. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. The Company incurred $445,828 in marketing and advertising expenses during the nine months ended September 30, 2022 and $575,038 during the nine months ended September 30, 2021.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying value of the Company’s current assets and liabilities are deemed to be fair market value due to the short-term nature of these instruments.  The Company did not have any Level 2 financial instruments as of September 30, 2022 or December 31, 2021, while the Company’s Level 3 derivative liabilities are detailed in Note 10.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Solar Integrated Roofing Corporation has chosen to utilize the “Output Method” of ASC 606 as a means of recognizing revenue in accordance with performance obligation milestones within their executed contracts. The Output Method as defined in ASC 606 are incremental goods or services that are instrumental and necessary to fulfill the complete project that have been verified to be completed. These outputs are the result of processes applied to inputs in a business. In other words, the Output Method measures results achieved and value that is passed on to the customer in relation to the contract as a whole. In implementation, the Company has determined the incremental milestones of a project ranging from contract inception to project completion, with each progressing milestone providing additional services to the end client. Per the guidelines of ASC 606, the Company then tracks the progress toward completion of the contract by measuring outputs to date relative to total estimated outputs needed to satisfy the performance obligation.

As the different subsidiaries of the Company encompass many different business models, there exists different metrics for each of the subsidiaries in regard to intervals/milestones qualifying a specific level of revenue recognition. The business types are as follows:

☐	Roofing Companies
☐	Sales Organizations
☐	Claims Management Companies
☐	Solar Installation Companies
☐	Alternative Energy Companies
☐	Service Organizations

ASC 606 has five general components which formulate the basis of the revenue process. In observation of the Output Method, the five components and brief explanations as to how each applies to the revenue recognition model the Company has adopted are as follows:

(i) Identify the contract, or contracts, with a customer.

A contract is an agreement or purchase order between two or more parties that creates enforceable rights and obligations. In evaluating the contract, the Company analyzes the customer’s intent and ability to pay the amount of promised consideration (credit risk) and considers the probability of collecting substantially all of the consideration.

(ii) Identify the performance obligations in the contract.

At a contract’s inception, the Company assesses the goods or services promised in a contract with a customer and identifies the performance obligations. The main performance obligations are the provisions of the following:

☐	Project Specifics
	o	Site Visit
	o	Engineering Design
	o	Permitting
	o	Utility Interconnection, if applicable
	o	Project Installation
	o	Project Completion

(iii)	Determine the transaction price

The transaction price is the amount of consideration to which the Company is entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties. When a contract provides a customer with payment terms of more than a year, the Company considers whether those terms create variability in the transaction price and whether a significant financing component exists. As of September 30, 2022, the Company has not provided payment terms of more than a year.

(iv)	Allocate the transaction price to the performance obligations in the contract.

The Company performs an allocation of the transaction price to each separate performance obligation, known as milestones. The allocated milestone payments are based upon multiple factors:

	☐	Hard costs for materials needed to fulfill the current milestone.
	☐	Soft costs upon the milestone being achieved (sales commissions, labor costs)
	☐	Overhead and incidentals to be allocated at the specific milestones of a project.

(v)	Recognize revenue when, or as, the Company satisfies a performance obligation.

The Company recognizes revenue incrementally upon its fulfillment of each specific performance obligation milestone as outlined in the underlying contract utilizing the Output Method.

During the nine months ended September 30, 2022 and 2021, the Company derived its revenues from the following:

-	residential solar panels sales and installation: approximately $60.1 million and $11.7 million, respectively commercial solar: approximately $74.6 million and $0, respectively
-	roofing constructions: approximately $13.7 million and $12.5 million, respectively
-	EV charging stations: approximately $2.1 million and $0.5 million, respectively

The Company analyses whether gross sales as the principal, or net sales as the agent, should be recorded. Since the Company assumes all risk of loss, has control over establishing price, and has control over the related costs associated with earning revenues, the Company is the principal, and as such has recorded all revenues at the gross price.

Concentration of Revenue by Customer

During the nine months ended September 30, 2022 and 2021, no individual customers comprised above 10% of total revenue recognized.

Concentration of Revenue by Segment during the nine months ended September 30, 2022 and 2021:

-	residential solar sales and installation: approximately 40% and 47.5%, respectively commercial solar: approximately 50% and 0%, respectively
-	roofing construction: approximately 9% and 50.5%, respectively
-	EV charging stations: approximately 1% and 2%, respectively

Segments and Disaggregated Revenue

The Company is a single source solar power and roofing system installation company operating and specializing in commercial and residential properties across the United States. The Company’s operations are conducted in specific reportable segments: roofing construction, residential solar, commercial solar & microgrids, battery back-up & EV charging and project financing. The Company defines its segments because the operations are distinctly different from other areas within the Company as the Company has roofing contracts, solar installations (residential / commercial / microgrids), battery back-up and EV charging installations as well as finance and maintenance. All of these areas are supported by our sales, marketing and general and administrative teams. The Company’s Chief Operating Officer regularly reviews these segments to align resources and analyze performance.

All of the Company’s segments operate within the United States as the Company does not have any foreign sales or operations at this time. The Company’s roofing segment is dedicated to services and products serving roofing construction, design and maintenance. Construction of roofing projects and the design of roofing installations as well as the construction of the roofing projects all fall under this segment. The Company’s residential solar segment serves the installation of solar systems within residential properties selling directly to consumers. The Company’s commercial solar segments sells to larger renewal energy companies and to corporations seeking solar installations to offset utility expenses (i.e. urban housing, commercial properties, apartment buildings, etc.). The Company’s EV charging services are centered around providing solutions for EV charging platforms through the planning, sourcing and installation of these platforms for businesses and other agencies. Our financing efforts are done in support of these operating activities.

The Company measures the results of the segments by the following among other attributes: gross margin, operating income (which includes overhead corporate expense allocations), costs of sales and revenue. The Company revises the measurement of the reporting segments operating income, gross margin and corporate overhead allocations from time to time as these metrics are regularly reviewed by the Chief Operating Officer. Information on the Company’s operating segments, including the reconciliation to income is provided in the following table.

	Solar Residential	Solar Commercial	Roofing Construction	EV Charging	Consolidated
Nine Months Ended
September 30, 2021
Revenue	$11,735,260	$-	$12,481,941	$457,606	$24,674,807
Cost of sales	9,575,946	-	9,654,975	253,885	19,484,806
Gross margin	2,159,314	-	2,826,966	203,721	5,190,001
Operating (loss)	(4,006,196)	-	(4,638,906)	(143,116)	(8,788,218)

Nine Months Ended
September 30, 2022
Revenue	$60,150,528	$74,590,743	$13,679,707	$2,120,557	$150,541,535
Cost of sales	41,911,157	42,278,932	8,549,924	1,818,151	94,558,164
Gross margin	18,239,371	32,311,811	5,129,783	302,406	55,983,371
Operating Income (loss)	16,176,064	20,816,516	(1,537,903)	(899,369)	34,555,308

	Solar Residential	Solar Commercial	Roofing Construction	EV Charging	Consolidated
Three Months Ended
September 30, 2021
Revenue	$6,758,884	$-	$6,220,147	$245,728	$13,224,759
Cost of sales	5,008,450	-	3,300,787	109,103	8,418,340
Gross margin	1,750,434	-	2,919,360	136,625	4,806,419
Operating (loss)	(1,225,839)	-	(69,174)	(75,354)	(1,370,367)

Three Months Ended
September 30, 2022
Revenue	$10,356,762	$41,891,554	$4,791,303	$227,841	$57,267,460
Cost of sales	9,367,592	30,770,051	2,346,818	586,971	43,071,432
Gross margin	989,170	11,121,503	2,444,485	(359,130)	14,196,028
Operating Income (loss)	1,896,023	5,699,027	628,979	(852,978)	7,371,051

As of September 30, 2022, approximately $291.6 million of revenue is expected to be recognized from remaining performance obligations for solar commercial contracts. The Company expects to recognize revenue on these remaining performance obligations over the next 12 months. The Company has elected to accrue installation and construction activities until the customer obtains control of the solar commercial project. Accordingly, the Company will accrue all related construction and installation costs (Work in progress accounts payable) and recognize Work in progress accounts receivable as revenue and Work in progress accounts payable as cost of sales once the project has been completed. The Company generally has payment terms with its customers of one year or less and has elected the practical expedient applicable to such contracts not to consider the time value of money over a longer period of time.

Cost of Revenue

Cost of revenue consists primarily of costs related to raw materials, freight and delivery, product warranty, and personnel costs (salaries, bonuses, benefits, and stock-based compensation). Personnel costs in cost of revenue includes both direct labor costs as well as costs attributable to any individuals whose activities relate to the procurement, installment and delivery of the finished product and services. Deferred cost of revenue results from the timing differences between the costs incurred in advance of the satisfaction of all revenue recognition criteria consistent with our revenue recognition policy.

During the nine months ended September 30, 2022 and 2021, the Company incurred cost of revenue of $94,558,164 and $19,484,806, respectively, of which $62,751,055 and $0 were included in work in progress payable at September 30, 2022 and 2021, respectively.

Work in progress receivable is recorded when the Company has transferred services to the customers prior to receiving consideration and when the payment of consideration is contingent upon milestones performance obligation. The Company recognizes also the cost associated with reaching specific milestone in form of work in progress payable. As of September 30, 2022, the work in progress receivable was $139,727,247 and work in progress payable was $62,751,055, which were netted together as a contract asset work in progress receivable on the consolidated balance sheets in the amount of $76,976,192. As of December 31, 2021, the work in progress receivable was $48,400,253 and work in progress payable was $15,157,957, which were netted together as a contract asset work in progress receivable on the consolidated balance sheets in the amount of $33,242,296.

Income Taxes

The Company follows ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company follows section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty in income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Stock-based Compensation

The Company accounts for employee and non-employee stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation, which requires all share-based payments to employees and non-employees, including grants of stock options, to be recognized in the financial statements based on the grant date fair values of the equity instruments issued, which is charged directly to compensation expense over the requisite service or vesting period.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to ASC 260, Earnings Per Share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.

During the three and nine months ended September 30, 2022, the Company’s basic income per share was $0.01 and $0.06, respectively, and diluted income per share was $0.01 $0.06, respectively.

During the three and nine months ended September 30, 2021, the Company’s basic loss per share was $0.00 and $0.02, respectively, and diluted loss per share was also $0.00 and $0.02, respectively.

The Company’s diluted loss per share is the same as the basic loss per share for the same periods, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

For the nine months ended September 30, 2022 and 2021, the Company’s potentially-dilutive instruments include convertible notes and associated accrued interest. The total amount of “if-converted” shares of 77,014,464 and 102,615,305, respectively, are comprised of the following:

☐	convertible notes with interest– 5,504,464 and 6,834,227, respectively
☐	common shares to be issued – 7,000,000 and 0, respectively
☐	warrants and options – 7,500,000 and 5,781,078, respectively
☐	convertible preferred shares Class B – 57,010,000 and 90,000,000, respectively

Diluted income (loss) per share is computed as follows:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Numerator:
Net income (loss)	$30,798,785	$(7,343,074)
(Gain) loss on change in fair value of derivatives	43,246	(1,285,675)
Interest on convertible debt	766,770	866,477
Net income (loss) - diluted	$31,608,801	$(7,762,272)

Denominator:
Weighted average common shares outstanding - basic	502,470,756	343,348,974
Effect of dilutive shares	77,014,464	102,615,305
Diluted	579,485,220	445,964,279

Net income (loss) per common share:
Basic	$0.06	$(0.02)
Diluted	$0.06	$(0.02)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Numerator:
Net income (loss)	$6,240,046	$(1,685,655)
(Gain) loss on change in fair value of derivatives	53,295	(359,009)
Interest on convertible debt	164,573	540,450
Net income (loss) - diluted	$6,457,914	$(1,504,214)

Denominator:
Weighted average common shares outstanding - basic	539,902,975	378,468,171
Effect of dilutive shares	77,014,464	102,615,305
Diluted	616,917,439	481,083,476

Net income (loss) per common share:
Basic	$0.01	$(0.00)
Diluted	$0.01	$(0.00)

Business Combinations

In accordance with ASC 805, Business Combinations, the Company accounts for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining non-controlling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and non-controlling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or non-controlling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that the Company holds in the acquired company prior to the acquisition is re-measured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and the existing book value. Results of operations of the acquired entity are included in the Company’s results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets.

Goodwill

The Company allocates goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated primarily using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit.

During the nine months ended September 30, 2022 and 2021, there was no goodwill impairment recorded.

Impairment of Long-Lived Assets

Tangible and intangible assets (excluding goodwill) are assessed at each reporting date for indications that an asset may be impaired. If any such indication exists, or when annual impairment testing for an asset is required, the Company makes an estimate of the asset’s recoverable amount. The asset’s recoverable amount is the higher of an asset’s or cash-generating unit’s fair value less costs of disposal and its value in use and is determined for an individual asset, unless the asset does not generate cash inflows that are largely independent of those from other assets or groups of assets. Where the carrying amount of an asset or a group of assets exceeds its recoverable amount, the asset is considered impaired and is written down to its recoverable amount. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset or the group of assets.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2021, but there was no resulting material impact on the financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Warrants and options

The Company has issued Common Stock warrants in connection with the execution of certain equity and debt financings. The fair value of warrants is determined by its fixed exercise price. During the three months ended September 30, 2022, the Company issued a warrant for 500,000 shares at the exercise price of $0.50 per share.

On September 22, 2022, the Company issued Nonqualified Stock Option Award Agreement for 25,000,000 shares of common stock over 3 years at the price of $0.1799 per share. 7,000,000 shares of common stock qualify for the year of 2022.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP, which contemplates the continuation of the Company as a going concern and realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2022, the Company had cash of $480,141 and a working capital of $30,754,641. The Company has retained earnings of $30,378,933 at September 30, 2022, and accumulated deficit of $774,754 at December 31, 2021. The Company had a net income of $30,798,785 for the nine months ended September 30, 2022 and net loss of $7,343,074 for the nine months ended September 30, 2021. Net cash used in operating activities for the nine months ended September 30, 2022 was $5,609,232 and $1,322,756 for the nine months ended September 30, 2021. These factors among others present substantial doubt about the Company’s ability to continue as going concern. The Company’s ability to continue as a going concern is dependent upon its ability to repay or settle its current indebtedness, generate positive cash flow from an operating company, and/or raise capital through equity and debt financing or other means on desirable terms. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to restructure the Company or cease operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of December 2022 and is pursuing alternative opportunities to funding.

The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

The Company’s management does not know the full extent or foresee the impact COVID-19 has had on our business or our operations or its ability to carry out our plans. We will continue to monitor and follow this situation closely.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2022	December 31, 2021
Vehicles	$2,427,093	$2,660,504
Land	250,000	-
Computer Equipment	3,518	3,518
Machinery and Equipment	191,566	224,807
Leasehold Improvements	13,473	36,646
Office Equipment	146,391	146,391
Furniture and Equipment	142,494	137,231
	3,174,535	3,209,097
Less: accumulated depreciation	(2,170,519)	(2,087,040)
Property and equipment, net	$1,004,016	$1,122,057

Depreciation expense for fixed assets was $227,601 and $303,982, respectively, for the nine months ended September 30, 2022 and 2021. Depreciation expense for September 30, 2022 is offset by the elimination of Cornerstone Construction Team LLC assets and accumulated depreciation of $158,620. During the nine months ended September 30, 2022, there was a purchase of a Genie Scissorlift in the amount of $8,453 and computer equipment of $8,038 and there was an initial deposit of $250,000 towards purchase of a land from Opal Investments, Inc. (total purchase price $13,000,000) and proceeds from sale of $106,931. During the nine months ended September 30, 2021, there were purchases in the amount of $1,112,644 and fixed assets acquired through acquisitions in the amount of $178,749.

NOTE 5 – OTHER ASSETS

Prepaids and Other Current Assets

The balances as of September 30, 2022 and December 31, 2021 were $273,836 and $736,548, respectively, and included prepaid D&O insurance, general liability, prepaid interest on debt and workers’ compensation insurance in the amount of $117,372 and $701,023, respectively, prepaid rent in the amount of $9,464 and $0, respectively, and accrued interest receivable of $147,000 and $35,525 (Note 6), respectively.

Other Assets

The balances as of September 30, 2022 and December 31, 2021 were $154,390 and $265,071, respectively, and included trade mark, brand asset and website valued $123,194 and $207,320, respectively, reserves with Worth Technologies of $23,142 and $0, respectively, and security deposits of $8,054 and $57,751, respectively.

NOTE 6 – NOTE RECEIVABLE

On October 5, 2021, the Company invested $4,200,000 in Arbiter Capital LLC pursuant to a promissory note receivable that carries 3.5% interest payable in full (principal and accrued interest) on the maturity date on September 30, 2022. The accrued interest receivable of $147,000 and $35,525 as of September 30, 2022 and December 31, 2021, respectively, is included in prepaid and other current assets on the balance sheet. As of September 30, 2022, the note with accrued interest is still outstanding. The note is in default as of October 1, 2022, and a demand letter for payment has been issued.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of September 30, 2022 and December 31, 2021, amounts owed to related parties totaled $11,204,126 and $11,510,413, respectively. As of September 30, 2022, the amounts owed to related parties consisted of $7,000,000 owed to prior management, $654,573 for the Balance Authority acquisition, $2,000,000 for the Future Home Power acquisition, $744,985 for USA Solar Network LLC acquisition and $804,568 to current management for cash advances. As of December 31, 2021, $7,000,000 was owed to prior management, $855,769 to related entities, $2,000,000 for the Future Home Power acquisitions, $1,000,000 for USA Solar Network LLC acquisition and $654,644 to current management. The amounts due are non-interest bearing.

During the nine months ended September 30, 2022 and 2021, the Company recognized new obligations to related parties of $448,102 and $12,288,686, respectively and repaid $754,389 and $4,184,541, respectively, of amounts owed to related parties, respectively, for net decrease in Due to related parties of $306,287 and net increase of $8,104,145, respectively.

During the nine months ended September 30, 2022 and 2021, the Company issued 3,604,603 and 1,500,000 shares of common stock to directors and officers for compensation valued at $1,131,352 and $840,000, respectively and 20,000,000 and 25,133,334 shares to officers for acquisitions valued at $6,302,000 and $13,276,667, for the nine months ended September 30, 2022 and 2021, respectively.

During the nine months ended September 30, 2021, the Company repurchased 5,000,000 shares of preferred stock class B for $10,000,000 from former officer of the Company.

NOTE 8 – DEBENTURE PAYABLE

In January 2020, the Company received $2,400,000 for the issuance of a senior secured redeemable debenture. The debenture bears interest at 16% and matures 24 months after issuance. As of September 30, 2022 and December 31, 2021, no principal has been repaid, and accrued interest totals $635,807 and $363,318, respectively. The Company has not been able to make any payments on this debenture as investor’s bank account has been closed and there is no contact information available. As such there has been no provision for default terms upon the January 2022 maturity.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Convertible notes as of September 30, 2022:

Noteholder	Issuance Date	Maturity Date	Conversion Price	Interest Rate	Outstanding Principal Balance

RB Capital Partners, Inc.	2/18/2021	2/18/2022	$3.00	5%	$1,744,800
RB Capital Partners, Inc.	2/26/2021	2/26/2022	$3.00	5%	$4,500,000
Jefferson Street Capital	10/5/2021	10/5/2022	$6.75	10%	$1,500,000
Jefferson Street Capital	11/18/2021	1/5/2022	$6.75	5%	$500,000
Mammoth Corporation	1/19/2022	4/19/2022	$0.50	0%	$600,000
Jefferson Street Capital	3/1/2022	12/1/2022	$6.00	14%	$500,000
RB Capital Partners, Inc.	4/22/2022	4/22/2023	$3.00	5%	$800,000
AJB Capital Investments LLC	9/9/2022	3/9/2023	*	12%	$600,000
TOTAL					$10,744,800
UNAMORTIZED DEBT DISCOUNT					(60,000)
NET CONVERTIBLE NOTES					$10,684,800

*conversion price will be equal to the lowest trading price during the previous 20 trading day period either ending on the date of the conversion or the issue price.

During the nine months ended September 30, 2022, $2,782,275 in principal and $58,300 in interest was converted to 59,708,605 shares of common stock. On June 23, 2022, the Company entered into Buyout Agreement with Granite Global Value Investments LTD, where the Company agreed to pay $14,000,000 for all outstanding convertible notes between the parties (the “New Note”) upon the Company receiving funding from third parties or investors or until they have the funds available to pay the New Note. The aggregate principal of the convertible notes was $12,668,535, plus accrued interest of $62,532, for a total of $12,731,067 (collectively the “Old Note”). The terms and cash flows of the New Note are significantly different than the terms and cash flows of the Old Note, as the New Note is non-interest bearing, and has no maturity date or conversion feature. As such, note modification has been accounted for as an extinguishment of the Old Note and issuance of the “New note”, and the difference between the Old Note and New Note of $1,268,933 has been recorded as loss on modification of debt. On September 9, 2022, the Company received $540,000 from AJB Capital Investments LLC.

Currently most of above convertible notes are in default but there are no penalties initiated or associated with the notes in default.

Convertible notes as of December 31, 2021:

Noteholder	Issuance Date	Maturity Date	Conversion Price	Interest Rate	Outstanding Principal Balance

Granite Global Value	1/19/2021	1/19/2022	*	1%	$155,886
Granite Global Value	1/27/2021	1/27/2022	$2.70	1%	$1,035,250
RB Capital Partners, Inc.	2/8/2021	2/8/2022	$3.00	5%	$1,000,000
RB Capital Partners, Inc.	2/18/2021	2/18/2022	$3.00	5%	$3,500,000
Granite Global Value	2/23/2021	2/23/2022	$6.75	1%	$1,035,250
RB Capital Partners, Inc.	2/26/2021	2/26/2022	$3.00	5%	$4,500,000
Granite Global Value	3/18/2021	3/18/2022	$5.45	1%	$3,282,500
Granite Global Value	6/1/2021	6/1/2022	$2.50	10%	$5,500,000
Granite Global Value	8/30/2021	8/30/2022	$0.35	5%	$1,680,000
Jefferson Street Capital	10/5/2021	10/5/2022	$6.75	10%	$1,500,000
Jefferson Street Capital	11/18/2021	1/15/2022	$6.75	5%	$500,000
TOTAL					$23,688,886
UNAMORTIZED DEBT DISCOUNT					-
NET CONVERTIBLE NOTES					$23,688,886

*Conversion price based on volume weighted average price during previous trading day.

The Company recognized amortization expense related to the debt discount of $6,724 and $186,146 for the nine months ended September 30, 2022 and 2021, respectively, which is included in interest expense in the statements of operations. Interest expense on convertible notes totaled $766,770 and $866,477 for the nine months ended September 30, 2022 and 2021, respectively.

During the nine months ended September 30, 2022 and 2021, the Company received proceeds of $1,900,000 and $21,055,610, respectively.

NOTE 10 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the variable conversion option within one of the Company’s convertible notes should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. On June 23, 2022, the underlying convertible note was extinguished, thereby eliminating the derivative liability. On September 9, 2022, the Company entered into a new convertible note agreement for $600,000 where conversion price is equal the lower of the lowest trading price during the previous twenty (20) trading day period either (i) ending on date of Conversion; or (ii) the Issue Date. The new derivative liability was calculated using the Black-Scholes option-pricing model.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each derivative is estimated using the Black-Scholes valuation model.

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2022 and December 31, 2021 and their activity for the nine months ended September 30, 2022 and 2021:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance – December 31, 2020	$1,560,851

Reduction of new derivative liabilities from payoff of convertible notes and conversion of convertible notes to common shares	(230,456)
Addition of new derivative liabilities	162,610
Amortization of debt discount on convertible debt	67,846
Gain on change in fair value of derivative liabilities	(1,285,675)
Balance – September 30, 2021	$275,176

Balance - December 31, 2021	$10,049
Elimination of derivative liabilities due to extinguishment of underlying convertible debt	(10,049)
Addition of new derivative liabilities	53,295
Balance – September 30, 2022	$53,295

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Nine months ended	Year ended
	September 30, 2022	December 31, 2021
Expected term	0.6 years	0.21 -0.49 years
Expected average volatility	156%	138% - 177%
Expected dividend yield	-	-
Risk-free interest rate	3.2 – 4.05	0.08 – 0.11

NOTE 11 – NOTES PAYABLE

As of September 30, 2022, the Company owed notes payable totaling $24,829,198 as follows:

•	$888,889 loan from TVT2.0 LLC with a 36-week term and weekly payments of $60,278 with 40% interest rate.
•	$147,304 SBA loan with 3.75% interest rate and payable by May 16, 2050 and $175,772 line of credit with 5% interest.
•	$162,115 in loans from On-Deck with 52 weekly payments of $11,413 with 44% interest rate.
•	$555,104 vehicle financings from prior years with total monthly payment of $17,628, 2-3% interest, 2024 maturity dates.
•	$6,375,014 in PPP loans. All PPP loans were received in May 2021 payable within 2 years and bearing interest rate of 1% annually.
•	$1,000,000 bridge loan from RB Capital Partners, Inc. with 10% interest payable by December 31, 2022.
•	$275,000 promissory note with Large Investment Group, Inc. with 10% interest and payable by August 10, 2022.
•	$150,000 loan from Stephanie Hooper with 0% interest rate and payable within 12 months. 150,000 shares of common stock were subsequently issued in August 2022 as a commitment fee valued at $35,265 recorded as interest expense
•	$14,000,000 note with Granite Global Value Investments LTD payable upon the Company receiving funding (see Note 12).
•	$500,000 loan from Agile Capital Funding with weekly payments of $36,000 and 15% interest rate.

Current portion of the notes at September 30, 2022 was $21,955,667 and non-current portion was $2,273,531.

During the nine months ended September 30, 2022, the Company received proceeds pursuant to a $1,550,000 loan with TVT 2.0 LLC, $430,000 loan from On-Deck Capital, $1,500,000 from RB Capital Partners, Inc., $150,000 from Stephanie Hooper, $275,000 from Large Investment Group, Inc., $700,000 from Agile Capital Funding, $450,000 with CapitalNow LLC, and $397,105 from LOC. The Company also refinanced convertible debt into $14,000,000 in notes payable with Granite Global Value Investments LTD (Note 9).

The Company made repayments to TVT 2.0 LLC of $661,111, On-Deck Capital of $90,000, Agile Capital Funding of $200,000, CapitalNow LLC of $450,000, RB Capital Partners LLC of $500,000, $396,974 in LOC and vehicle financing of $464,160.

During the nine months ended September 30, 2021, the Company entered into several loan in participation of the PPP loan program in the amount of $6,375,014 as well as obtained a line of credit from the SBA in the amount of $438,204 and acquired debt of $1,007,535 with acquired entities. The Company made repayments of $98,958 to Echo Investments, $41,102 to On-Deck Capital, $118,830 to Silverline Services, $1,000,000 to SBA and vehicle financing of $582,328. The Company’s PPP loans of $1,018,130 were forgiven during the nine months ended September 30, 2021.

As of December 31, 2021, the Company owed notes payable totaling $7,539,471 as follows:

•	$156,883 in SBA loan with 3.75% interest rate and payable by May 16, 2050.
•	$653,750 vehicle financings from prior years with total monthly payment of $11,612, 2-3%, 2023 maturity dates. Current portion as of December 31, 2021 was $110,088
•	$272,714 revolving line of credit with a 5% interest rate and no maturity date.
•	$6,456,124 in PPP loans. All PPP loans were received in May 2021 payable within 2 years and bearing interest rate of 1% annually.

Current portion of the notes at December 31, 2021 was $5,112,773 and non-current portion was $2,426,698.

NOTE 12 – LEASES

As of September 30, 2022 and December 31, 2021, the Company reported Right-of-Use (“ROU”) assets under operating leases for six office premises, and corresponding lease liabilities. Related party operating lease ROU assets and corresponding liability at September 30, 2022 was $1,547,325. The Company entered into four new lease agreements during the nine months ended September 30, 2022. During the nine months ended September 30, 2022 and 2021, the Company recorded $149,177 and $41,435, respectively, of lease expense. The lease components are as follows:

	As of September 30, 2022	As of December 31, 2021
Operating lease ROU assets	$2,888,171	$1,646,049
Current portion of operating lease liabilities	504,981	115,623
Noncurrent portion of operating lease liabilities	2,383,190	1,530,426
Total operating lease liabilities	$2,888,171	$1,646,049

Information associated with the measurement of our remaining operating lease obligations as of September 30, 2022 is as follows:

Weighted-average remaining lease term	10.36 years
Weighted-average discount rate	4.32%

The Company has the following lease obligations for the years ended December 31:

2022 (remaining three months)	$181,661
2023	523,106
2024	502,289
2025	366,161
2026	288,005
Thereafter	1,423,847
Total lease payments	3,285,069
Less: imputed interest	(396,898)
Present value of lease liabilities	$2,888,171

NOTE 13 – COMMON STOCK

The Company is authorized to issue 900,000,000 shares of common stock par value $0.00001. Effective October 31, 2022, the Company increased its authorized shares from 650,000,000 to 900,000,000. Following is a detail of Common Stock transactions during the nine months ended September 30, 2022 and 2021:

Nine months ended September 30, 2022

•	Issued 2,200,000 shares of common stock for services of $613,350.

•	Issued 59,708,605 shares of common stock for debt conversion of $2,840,575.

•	Issued 15,366,539 shares of common stock for compensation of $2,647,066.

•	Issued 38,739,242 shares of common stock for prior acquisition valued $12,011,850.

•	Issued 3,315,000 shares of common stock for $514,040 for common stock payable and $80,500 cash.

•	Received and cancelled 45,000,000 shares of common stock valued $36,450,000 for rescission agreement with Cornerstone Construction Team LLC.

Nine months ended September 30, 2021

•	Issued 1,568,090 shares of common stock for services of $645,150.

•	Issued 90,633,008 shares of common stock for debt conversion of $1,398,287.

•	Issued 306,148 shares of common stock for cashless warrant exercise and 16,479,564 share for warrant exercise of $16,480.

•	Issued 2,000,000 shares of common stock for total cash proceeds of $140,000.

•	Issued 1,850,000 shares of common stock for compensation of $283,500.

•	Issued 82,500,000 shares of common stock for acquisitions valued at $63,532,400.

•	Repurchased and cancelled 200,000 shares of common stock for $200,000.

Warrants and options

During the nine months ended September 30, 2022, the Company issued a warrant for 500,000 shares of common stock in connection with some financing, at the exercise price of $0.1799 per share. The warrant expense of $147,500 was recorded on Company’s statement of operations as an interest expense.

During the nine months ended September 30, 2022, the Company issued a stock option award for 25,000,000 shares of common stock, of which 7,000,000 shares were granted for the year of 2022, at the exercise price of $0.1799 per share. The option expense of $1,259,300 was recorded on Company’s statement of operations as salaries and wages.

The following summarizes the Company’s warrant and option activity:

Date	Number of shares	Weighted average exercise price

Outstanding - 12/31/2020	42,844,881	0.0747
Exercised	(42,844,881)	$0.078
Outstanding – 9/30/2021	-	-
Outstanding - 12/31/2021	-	-
Issued	7,500,000	0.20
Outstanding – 9/30/2022	7,500,000	0.20

The Company used the Black-Scholes pricing model to calculate the fair value of warrants on the grant date. The Black-Scholes model requires basic data inputs: the exercise or strike price, time to expiration, the current stock price and the estimated volatility of the stock price in the future. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair values of the warrants and options are estimated using the Black Scholes valuation model as follows:

Warrant

Nine months ended
September 30, 2022
Expected term	5 years
Expected average volatility	156%
Expected dividend yield	-
Risk-free interest rate	3.2 – 4.05

Stock option

Nine months ended
September 30, 2022
Expected term	0.4 years
Expected average volatility	78%
Expected dividend yield	-
Risk-free interest rate	3.33

NOTE 14 – PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of Class A preferred stock, Par value $0.00001, 20,000,000 shares of Class B preferred stock, par value $0.00001, 1 share of Class C preferred stock, par value $0.00001, and 40 shares of Class D preferred stock, par value $0.00001. As of September 30, 2022 and December 31, 2021, there are 2,500,000 shares of Class A preferred stock issued and outstanding. As of September 30, 2022 and December 31, 2021, there are 5,701,000 and 8,000,000 shares of Class B preferred stock issued and outstanding, respectively. As of September 30, 2022 and December 31, 2021, there is 1 share of Class C and 40 shares of Class D preferred stock issued and outstanding.

Class A preferred shares:

☐	Each share of Class A preferred stock has voting rights equal to 10,000 shares of common stock.
☐	No conversion is permitted.
☐

Holders are entitled, in the event of any voluntary liquidation or dissolution, to receive payment or distribution of preferential amount before any payments or distributions are received by any class of common stock.

☐	Holders are not entitled to receive dividends.

Class B preferred shares:

☐	If the Board of Directors declares a dividend payable, these shares are entitled to receive cumulative dividends.
☐	In the event of liquidation, holders are entitled to receive a distributive share of the Company’s assets and funds.
☐	One share of Series B preferred stock is convertible into 10 shares of common stock.

Class C preferred share:

☐	Holders are entitled to receive dividends in the amount of 49% of net annual profit of Enerev LLC paid annually 60 days closing year end.
☐	In case of liquidation of Enerev, LLC, the holders of Series C shares are entitled to receive their share of 49% of the net proceeds.
☐	Holders have no voting rights.

Class D preferred shares:

☐	Holders are entitled to receive dividends in the amount of 40% of net annual profit of Kinetic Investments, Inc. dba Future Home Power paid annually 60 days closing year end.
☐	In case of liquidation of Kinetic Investments, Inc. dba Future Home Power, the holders of shares Series D are entitled to receive their share of 40% of the net proceeds.
☐	Holders have no voting rights.

The Class B, C, and D preferred stocks issued during the year ended December 31, 2021 were valued by an independent valuation specialist using a market approach.

Following is a detail of Preferred Stock transactions during the nine months ended September 30, 2022 and 2021:

Nine months ended September 30, 2022

1,499,000 shares of preferred stock class B were converted into 14,990,000 shares of common stock.

800,000 shares of preferred stock class B were retired and cancelled.

Nine months ended September 30, 2021

1,000,000 shares of preferred stock class B were issued for acquisition valued at $4,870,000.

5,000,000 shares of preferred stock class B were repurchased for $10,000,000 and retired.

1 share of preferred stock class C was issued for acquisition.

40 shares of preferred stock class D were issued for acquisition.

NOTE 15 – NON-CONTROLLING INTEREST

	September 30, 2022	December 31, 2021
Net loss Subsidiary	$(887,255)	(151,217)
Net loss attributable to the non-controlling interest	532,353	90,730
Net loss affecting the Company	(354,902)	(60,487)

Accumulated losses	(1,038,472)	(151,217)
Accumulated losses attributable to the non-controlling interest	623,083	90,730
Accumulated losses affecting the Company	(415,389)	(2,218,929)

Net equity non-controlling interest	$(354,902)	(60,487)

NOTE 16 – ACQUISITIONS

During the nine months ended September 30, 2022, the Company did not acquire any companies.

During the nine months ended September 30, 2021, the Company acquired 100% of the membership units of Enerev LLC, Cornerstone Construction Team LLC, Balance Authority LLC, Kinetic Investments, Inc., USA Solar Networks LLC and SunUp Solar LLC, Renovation Roofing Inc. and 60% of Pacific Lighting Management, Inc., as follows:

Enerev LLC

On April 28, 2021, the Company completed the acquisition, effective January 21, 2021, of 100% of the membership interest in Enerev LLC (“Enerev”). As of this date Enerev became a wholly owned subsidiary of the Company and became a consolidated entity under Solar Integrated Roofing Corporation (the “Company”). Enerev is a solar energy solutions provider to residential and commercial properties in Southern California with capabilities of installing solar panels. As a result of the acquisition of Enerev the Company is expected to expand installation efforts as well as expansion through known marketing and sales channels of Enerev.

The following table summarizes the consideration transferred to acquire Enerev and the amounts of identified assets acquired and liabilities assumed at the acquisition date.

Fair value of consideration transferred:
Cash:	$200,000
Common shares:	$2,678,500
Series B preferred shares	$4,870,000
Total	$7,748,500

The 1,000,000 shares of series B preferred shares issued had a total fair value of $4,870,000 and the 1 share of series C preferred stock issued had a value of $0, both of which valuations were based on an independent expert valuation and price allocation using a market approach. The 5,500,000 shares of common stock issued had a fair value of $2,678,500 based on the January 21, 2021 acquisition date stock price. The series B preferred shares were issued on July 1, 2021.

Recognized amounts of identifiable assets acquired, and liabilities assumed:

Total assets:
Accounts receivable	$40,384
Liabilities:	None
Goodwill:	$7,708,116

The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise from the acquisition of the installation and sales force of Enerev. The goodwill is not deductible for tax purposes. All Enerev’s goodwill was recorded in the Company’s intangible assets as a non-current asset and recorded on the balance sheet of the Company. The carrying value of the Company’s goodwill is reviewed annually for impairment by management of the Company. No impairment of Enerev goodwill was noted during the nine months ended September 30, 2022 or 2021.

Cornerstone Construction Team LLC

On March 1, 2021 the Company completed the acquisition of 100% of the membership interest in Cornerstone Construction Team LLC (“Cornerstone”). As of this date Cornerstone Construction Team LLC became a wholly owned subsidiary of the Company and became a consolidated entity under Solar Integrated Roofing Corporation (the “Company”). Cornerstone is a general construction company operating in the United States, particularly within the Midwest and East Coast. As a result of the acquisition the Company had expected to expand the Company’s solar efforts into these other regions of the United States.

The following table summarizes the consideration transferred to acquire Cornerstone and the amounts of identified assets acquired and liabilities assumed at the acquisition date.

Fair value of consideration transferred:
Cash:	$3,000,000
Common Shares:	$36,450,000
Total	$39,450,000

The Company issued 45,000,000 amount of common shares that had a total fair value of $36,900,000 based on the closing market price of $0.81 per share on April 1, 2021, the acquisition date.

Recognized amounts of identifiable assets acquired, and liabilities assumed:

Assets:
Cash	$176,403
Accounts receivable	959,423
Other current assets	1,928,743
Fixed assets	197,565
Total Assets:	$3,262,134

Liabilities:
Accounts payable and accrued expenses	$946,810
Notes payable	647,663
Customer deposits	1,054,692
Total Liabilities:	$2,649,165

Goodwill:	$38,837,031

The goodwill was attributable to the workforce of the acquired business and the significant synergies expected to arise after the Company’s acquisition of Cornerstone. The goodwill is not deductible for tax purposes. All of Cornerstone’s goodwill was recorded in the Company’s intangible assets as a non-current asset and recorded on the balance sheet of the Company. The carrying value of the Company’s goodwill is reviewed annually for impairment by management of the Company and was impaired at 100% at December 31, 2021 due to pending lawsuit that effected termination of the agreement between both parties effective May 31, 2022. On August 29, 2022, the Company received and cancelled the previously issued 45,000,000 shares of common stock issued in connection with the merger to the entity’s previous ownership group. Also on August 29, 2022, the Company issued in settlement of the related legal proceedings 8,000,000 in common stock valued at $1,748,000 from the stock price on the day of legal settlement. All Cornerstone assets and liabilities were eliminated from the Company’s consolidated financial statements on May 31, 2022.

Pacific Lighting Management, Inc.

On March 16, 2021, the Company acquired Pacific Lighting Management, Inc. (“PlemCo”), which is a provider of energy and water conservation and renewable energy design, consulting and installation services to businesses of all sizes throughout the US. The overall purchase price of 60% of PlemCo was $1,500,000 in cash. In consolidation the overall net assets of the Company amounted to $273,000, with approximately $1.2 million assigned to Goodwill.

Fair value of consideration transferred:
Cash:	$1,500,000
Total	$1,500,000

Recognized amounts of identifiable assets acquired, and liabilities assumed:

Assets:
Cash	$549,847
Accounts receivable	14,537
Fixed assets	2,440
Total Assets:	$566,824

Liabilities:
Accounts payable and accrued expenses	$52,800
Notes payable	241,442
Total Liabilities:	$294,242

Goodwill:	$1,227,418

The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise from the acquisition of the installation and sales force of PlemCo. The goodwill is not deductible for tax purposes. All PlemCo’s goodwill was recorded in the Company’s intangible assets as a non-current asset and recorded on the balance sheet of the Company. The carrying value of the Company’s goodwill is reviewed annually for impairment by management of the Company. No impairment of PlemCo goodwill was noted during the nine months ended September 30, 2022 or 2021.

Balance Authority LLC

On April 28, 2021, the Company completed the acquisition of 100% of the membership interest in Balance Authority LLC (“Balance”). As of this date Balance Authority LLC became a wholly owned subsidiary of the Company and became a consolidated entity under Solar Integrated Roofing Corporation (the “Company”). Balance is a business consulting management company that provides supplemental organizational and managerial services to companies in the scientific, management and technical services industry. As a result of the acquisition the Company is expected to centralize administrative and supplemental services throughout Solar Integrated Roofing Corporation and its’ subsidiaries.

The following table summarizes the consideration transferred to acquire Balance and the amounts of identified assets acquired and liabilities assumed at the acquisition date.

Fair value of consideration transferred:
Cash:	$2,700,000
Common Shares:	$6,950,000
Total	$9,650,000

The Company issued 10,000,000 shares of common shares that had a total fair value of $6,950,000 based on the closing market price of $0.69 per share on April 28, 2021, the acquisition date. $1,500,000 cash was paid at the closing. Two additional payments of $600,000 each were due six and twelve months from acquisition date. During the nine months ended September 30, 2022, $545,427 was paid towards the first $600,000 payment due. The remaining balance together with second payment of $600,000 totaling $654,473 is outstanding in the form of related party note payable.

Recognized amounts of identifiable assets acquired, and liabilities assumed:

Assets:
Cash	$131,188
Accounts receivable	38,237
Fixed assets	45,715
Investment	23,783
Total Assets:	$238,923

Liabilities:
Accrued expenses	$121,344
Notes payable	555,891
Total Liabilities:	$677,235

Goodwill:	$10,088,312

The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the Company’s acquisition of Balance. The goodwill is not deductible for tax purposes. All of Balance’s goodwill was recorded in the Company’s intangible assets as a non-current asset and recorded on the balance sheet of the Company. The carrying value of the Company’s goodwill is reviewed annually for impairment by management of the Company. No impairment of Balance was noted during the nine months ended September 30, 2022 or 2021.

Kinetic Investments, Inc. dba Future Home Power

On June 1, 2021, the Company completed the acquisition of 100% of the membership interest in Future Home Power (“FHP”). As of this date FHP became a wholly owned subsidiary of the Company and became a consolidated entity under Solar Integrated Roofing Corporation (the “Company”). FHP specializes in the sales of residential solar panels, roofing repair and construction as well as battery storage – partnering with local installers to finalize on-site installation. As a result of the acquisition of FHP the Company is expected to expand efforts in sales and increase the sales force and outreach of the Company through the numerous sales associates FHP employs.

The following table summarizes the consideration transferred to acquire FHP and the amounts of identified assets acquired and liabilities assumed at the acquisition date.

Fair value of consideration transferred:
Cash:	$5,200,000
Common Shares:	$23,548,850
Total	$28,748,850

The Company also issued 40 shares of preferred stock class D, valued at $0 in the acquisition of FHP. The 51,000,000 shares of common shares had a total fair value of $20,236,900 based on the closing market price of $0.40 per share on June 1, 2021, the acquisition date. As of December 31, 2021, 29,000,000 of the 51,000,000 shares of common stock had not yet been issued and have been included in stock payable in the amount of $9,137,900. Out of $5,200,000 cash, $3,200,000 was paid and $2,000,000 is accrued as related party transaction. During the nine months ended September 30, 2021, $3,200,000 was paid in cash. During the nine months ended September 30, 2022, additional 9,739,242 shares of common stock were issued valued $2,873,950.

Recognized amounts of identifiable assets acquired, and liabilities assumed:

Assets:	None

Liabilities:
Accounts payable and accrued liabilities	$561,022

Goodwill:	$28,089,422

The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the Company’s acquisition of FHP. The goodwill is not deductible for tax purposes. All of FHP’s goodwill was recorded in the Company’s intangible assets as a non-current asset and recorded on the balance sheet of the Company. The carrying value of the Company’s goodwill is reviewed annually for impairment by management of the Company. No impairment of the FHP goodwill was noted during the nine months ended September 30, 2022 or 2021.

USA Solar Networks LLC

On June 30, 2021, the Company completed the acquisition of 60% of the membership interest in USA Solar Networks LLC (“USA Solar”) and additional 40% on October 6, 2021. As of June 30, 2021, USA Solar became a consolidated entity under Solar Integrated Roofing Corporation (the “Company”), and on October 6, 2021, became a wholly owned subsidiary of the Company. USA Solar helps customers install the best available solar energy or Electric Vehicle (“EV”) charging system by comparing local installers and financing options. USA Solar also works on large scale solar fields, micro-grids, commercial solar systems and renewable energy solutions. As a result of the acquisition of USA Solar the Company is expected to expand within the commercial solar space and increase sales from EV installations and other renewable energy opportunities.

The following table summarizes the consideration transferred to acquire USA Solar and the amounts of identified assets acquired and liabilities assumed at the acquisition date.

Fair value of consideration transferred:
Cash:	$1,200,000
Common Shares:	$8,706,300
Total	$9,906,300

The Company issued 12,000,000 shares of common shares that had a total fair value of $6,054,000 based on the closing market price of $0.5045 per share on the June 30, 2021 acquisition date. As of December 31, 2021, 7,000,000 shares to be issued for additional 40% of USA Solar were included in stock payable in the amount of $2,652,300 based on closing market price of $0.38 per share on October 6, 2021. The Company paid $200,000 cash on October 6, 2021, $255,015 during the nine months ended September 30, 2022. $744,985 and $1,000,000 is due and included in due to related parties at September 30, 2022 and December 31, 2021, respectively.

Recognized amounts of identifiable assets acquired, and liabilities assumed:

Assets:	None
Liabilities:
Note payable	$53,131
Goodwill:	$9,959,431

The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the Company’s acquisition of USA Solar. The goodwill is not deductible for tax purposes. All of USA Solar’s goodwill was recorded in the Company’s intangible assets as a non-current asset and recorded on the balance sheet of the Company. The carrying value of the Company’s goodwill is reviewed annually for impairment by management of the Company. No impairment of the USA Solar goodwill was noted during the nine months ended September 30, 2022 or 2021.

SunUp Solar LLC

On June 30, 2021, the Company completed the acquisition of 100% of the membership interest in SunUp Solar LLC (“SunUp”). As of this date SunUp became a wholly owned subsidiary of the Company and became a consolidated entity under Solar Integrated Roofing Corp. (the “Company”). SunUp offers solar education and resources for consumers looking to invest in solar powered energy for the homes and vehicles. As a result of the acquisition of SunUp the Company is expected to expand selling efforts and increase the sales force and outreach of the Company through the numerous sales associates SunUp employs.

The following table summarizes the consideration transferred to acquire SunUp and the amounts of identified assets acquired and liabilities assumed at the acquisition date.

Fair value of consideration transferred:
Cash:	$200,000
Common Shares:	$100,900
Total	$300,900

The Company issued 200,000 shares of common shares had a total fair value of $100,900 based on the closing market price of $0.51 per share on June 30, 2021, the acquisition date. During the nine months ended September 30, 2021 no cash was paid in consideration to the acquisition of SunUp Solar. $200,000 was paid subsequently during 2021.

Recognized amounts of identifiable assets acquired, and liabilities assumed:

Assets:	None
Liabilities:	None
Goodwill:	$300,900

The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the Company’s acquisition of SunUp. The goodwill is not deductible for tax purposes. All of SunUp’s goodwill was recorded in the Company’s intangible assets as a non-current asset and recorded on the balance sheet of the Company. The carrying value of the Company’s goodwill is reviewed annually for impairment by management of the Company.No impairment of the SunUp goodwill was noted during the nine months ended September 30, 2022 or 2021.

Renovation Roofing, Inc.

On July 3, 2021, the Company completed the acquisition of 100% of the membership interest in Renovation Roofing, Inc. (“Renovate”), whereby Renovate became a wholly owned subsidiary of the Company. Renovate is a full-service roofing company with licenses to install and construct various types of roofing projects. As a result of the acquisition of Renovate the Company is expected to expand installation efforts in the residential solar panels the Company sells.

The acquired business contributed revenue of $506,610 and net earnings from operations of $103,269 to the Company from the period from July 3, 2021 through December 31, 2021.

The following table summarizes the consideration transferred to acquire Renovation Roofing, Inc. and the amounts of identified assets acquired and liabilities assumed at the acquisition date.

Fair value of consideration transferred:
Cash	$50,000
Common Shares	$252,250
Total	$302,250

The Company issued 500,000 shares of common shares had a total fair value of $252,250 based on the closing market price of $0.51 per share on July 3, 2021, the acquisition date.

Recognized amounts of identifiable assets acquired, and liabilities assumed:

Assets:
Cash	$137,222
Accounts receivable	83,837
Total assets:	$221,059

Liabilities	None
Goodwill	$81,191

The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after the Company’s acquisition of Renovate. The goodwill is not deductible for tax purposes and was recorded as an intangible asset on the Company’s balance sheet. The carrying value of the Company’s goodwill is reviewed annually for impairment by management of the Company, and no impairment of the Renovation Roofing Inc. goodwill was noted during the nine months ended September 30, 2022 or 2021.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Legal fees for such matters are expensed as incurred and we accrue for adverse outcomes as they become probable and estimable.

Below is the summary of current legal proceedings:

1.	United Stated District Court, District of Arizona Case No. 2:21-cv-01076-JAT styled as SinglePoint Direct Solar, LLC v. Pablo Diaz Curiel, et al. -- This is a pending lawsuit in the United States District of Arizona initiated in June 2021. The principal parties are SinglePoint Inc. (“SING”), SinglePoint Direct (“SDS”), Greg Lambrecht, Corey Lambrecht, William Ralston, SIRC, Pablo Diaz (“Diaz”), and USA Solar Networks, LLC (“USN”). This case concerns the business relationship between SING and Diaz regarding SDS, which was formed after Diaz entered into an Asset Purchase Agreement with SING in February 2019. The litigation first started with Diaz’s lawsuit against SING and SDS (Case No. 2:21-cv-00989-MSB), which was eventually consolidated with this case (Case No. 2:21-cv-01076-JAT). While the majority of claims brought against SIRC and USA Solar are pleaded generally against all defendants, SING’s specific claims against SIRC and USA Solar arise out of SDS’s alleged confidential and proprietary information, trade secrets, and other assets for use in their business operations. SING has alleged two claims against SIRC: false designation of origin, and misappropriation of trade secrets. In or around August 2021, SING sought to enjoin SIRC, Diaz, USN and others, however, the court denied SING’s request finding that, inter alia, SING’s claims were unlikely to succeed on the merits. SIRC is contesting the claims.

2.	Superior Court of California, County of San Diego Case Nos. 30-z0a I-0 Iz34T0s-cU-BC-ClC and 37 -2022-000 1 7 1 7 7 -C U -BC-CTL styled as Heather Griffin, et al. vs. SIRC, et al. This lawsuit was initiated in the Superior Court of California, County of Orange in December 2021. The principal parties are SIRC, David Massey, Narrate, LLC (“Narrate”), Heather Griffin (“Griffin”), and Josiah Carroll (“Carroll”). The claims factually arise out of Heather Griffin and Josiah Carroll’s sale of Narrate LLC to SIRC, their subsequent executive employment agreement, and their requested relief for damages for an alleged breach by SIRC. All claims were dismissed for improper venue and transferred to Superior Court of California, County of San Diego. SIRC is contesting the claims. The matter is in very early pleading stages.

3.	Eighth Judicial District Court of Nevada Case No: A-22-852172-C styled as Milholland Family Trust LP v. Solar Integrated Roofing Corp. -- This lawsuit was initiated in the Eighth Judicial District Court of Nevada on May 5, 2022. The principal parties are SIRC and Milholland Family Trust, LP (“MFT”). This lawsuit pertains to an alleged breach of contract between SIRC and MFT for approximately $7 million dollars. SIRC contested the claims, and in or around September 2, 2022, a settlement was reached between the parties. The amount is accrued as a liability at September 30, 2022 and December 31, 2021.

4.	SIRC v. Pablo Diaz Curiel – This is a pending lawsuit in the Superior Court of California, County of San Diego (Case No. 37-2022-00036984-CU-FR-CTL). SIRC initiated suit on September 15, 2022, alleging, among other things, that Diaz fraudulently induced SIRC into acquiring a 60% interest in USA Solar Networks LLC. SIRC obtained a temporary restraining order against Diaz preventing him from selling the 12 million shares of SIRC stock he received through the acquisition. SIRC intends to amend the complaint to seek damages related to the acquisition of the remaining 40% interest in USA Solar as well. In the suit, SIRC seeks rescission and/or monetary damages in excess of $40 million. The matter is still in the pleading stage.

NOTE 18 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events through November 14, 2022, the date that the financial statements were available to be issued, and did not, other than what is disclosed in the below, identify any further subsequent events requiring disclosure:

October 5, 2022 – 37,000,000 shares of common stock issued to David Massey for conversion of 3,700,000 shares of Class B preferred stock.

October 18,2022 – 1,925,134 shares of common stock issued to consultant at the price of $0.187 per share for a total of $360,000 for services.

October 18, 2022 – 630,000 shares of common stock to employees as compensation for a price of $0.287 per share valued $180,810.

October 26, 2022 – 2,717,351 shares of common stock issued to Continuation Capital Inc. for consulting services at a price of $0.18 per share valued $489,123.

On October 26, 2022 – 552,792 shares of common stock issued for consulting services at the price of $0.18 per share valued $99,503.

October 26, 2022 – 1,111,112 shares of common stock issued to an investor for cash at the price of $0.09 per share valued $100,000.

October 26, 2022 – 3,500,000 shares of preferred stock class B issued to debt holder at the price of $1.70 per share for consideration valued $5,950,000.

October 31, 2022 - authorized shares of common stock increased from 650,000,000 shares to 900,000,000 shares.

November 2, 2022 - 3,500,000 shares of preferred stock clad B converted into 35,000,000 shares of common stock.

November 15, 2022 – 2,800,000 shares of common stock issued for compensation for services at the price of $0.17 per share valued $476,000

November 17, 2022 – 1,344,327 shares of common stock issued for debt at the price of $0.11 per share valued $150,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 As used in this periodic report, unless the context otherwise requires, the terms the “Company,” “Registrant,” “registrant,” “we,” “us,” “our,” or “SIRC” refer to Solar Integrated Roofing Corp., a Nevada corporation.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Investors should carefully consider all of such risks, as well as the risks included in our Registration Statement on Form 10, as amended, before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements and summary of selected financial data. Such discussion represents only the best present assessment from our management.

Business Overview

Solar Integrated Roofing Corp. is an alternative energy solution provider in North America. The Company’s business model consists of the following revenue producing divisions:

•	Roofing
	o	Residential
	o	Commercial
	o	Government
	o	Roofing Claims Management
•	Solar
	o	Residential
	o	Commercial
■ Microgrids
•	Electric Vehicle Charging
•	Commercial Solar Finance

Management of these divisions is conducted by a Senior Management Team with a cumulative 60 years’ experience in the alternative energy space. Further, each division is managed by an industry expert in that specific market with extensive division-based experience.

The Company’s previous operations took place primarily in the State of California, but in 2021, generated revenue in 34 states. Further, over the last couple of years from 2020-2022, SIRC sourced, onboarded, and trained approximately 250 sales representatives that sell SIRC products that will allow it to expand its footprint on a national and even international scale.

SIRC is also heavily involved in finding cutting-edge technologies in the alternative energy space that creates the best economic solution for the client, as well as marketing and development of microgrid projects, which will provide businesses throughout North America an energy solution that is self-sustainable, reliant and that will not fall victim to grid instability creating compelling economics for the SIRC client.

In addition to growth resulting from increased sales efforts, the Company is expanding its reach and increasing its growth potential by acquiring other established alternative energy companies. We believe our continued execution of the Company’s business plan will result in our Company being recognized as a national leader in the alternative energy and roofing industries.

Our principal executive office is located at 2831 St. Rose Pkwy # 200, Henderson, NV 89052. The telephone number at our principal executive office is (702) 589-4651. Our website is www.solarintegratedroofing.com. Our fiscal year end is December 31.

Management’s Plan of Operation

Management is focused on several avenues of business development, including, but not limited to, joint ventures, mergers and acquisitions, and licensing agreements, for the purpose of diversifying corporate assets. While no assurances are expressed or implied that any agreement will be consummated in the future, the Company is committed toward executing on opportunities at hand.

We currently are planning to expand our solar installation business. We plan to continue to execute our marketing and sales strategy in California and, with additional capital, we plan to continue to expand our business in each region that we operate. The planned expansion is expected to occur through acquiring smaller installation companies in targeted regions and/or through the establishment of subsidiaries in these regions, which we believe will boost our installation profits. We have also started on new commercial power projects inside and outside California, which we expect to expand our installation business revenues significantly.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our accompanying financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, to the financial statements, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements

Please see Note 2 to the consolidated financial statements, Significant Accounting Policies and Recent Accounting Pronouncements, for a discussion of recent accounting pronouncements and their effect, if any, on our condensed consolidated unaudited financial statements.

Results of Operations

We currently anticipate that continuing operations for the next 12 months from the date of this filing is very much dependent upon our ability to raise equity from existing or new financing sources. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

The Company’s ability to continue as a going concern is dependent upon its ability to repay or settle its current indebtedness, generate positive cash flow from an operating company, and/or raise capital through equity and debt financing or other means on desirable terms. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to restructure the Company or cease operations.

The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of December 2022 and is pursuing alternative opportunities to funding.

The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

For the three months ended September 30, 2022 and 2021

Revenue

	For the three months ended		Change
	September 30,		2022 vs. 2021
	2022	2021	$	%

Revenue	$57,267,460	$13,224,759	$44,042,701	333.0%
Cost of sales	(43,071,432)	(8,418,340)	(34,653,092)	411.6%
Gross profit	14,196,028	4,806,419	9,389,609	195.4%

During the three months ended September 30, 2022, compared to the three months ended September 30, 2021, revenue increased by $44,042,701, or approximately 333%, due to the Company completing acquisitions, entering into new markets, and securing new commercial projects. Revenue increased significantly from that of the prior year in part because the Company was able to secure and recognize revenue from newly acquired commercial projects, which have significantly increased the Company’s revenue over that of the prior year as the Company was able to focus on additional revenue that was not solely from roofing and residential solar projects, which were previously the Company’s primary focus and source of revenue. Gross profit increased by $9,389,609, or approximately 195.4% accordingly.

Operating Expenses

Operating expenses consist mainly of compensation expenses and associated fringe benefits, as well as management, business development, accounting, information technology and administration costs, recruiting, consulting and professional services, travel and meals, sales commissions, facilities, depreciation and other office expenses.

Below is a summary of our operating expenses:

	For the three months ended		Change
	September 30,		2022 vs. 2021
	2022	2021	$	%

Salaries and wages	$3,989,043	$2,863,858	$1,125,185	39.3%
Professional fees	1,400,473	1,585,673	(185,200)	(11.7)%
Depreciation expense	69,807	222,613	(152,806)	(68.6)%
Marketing	186,093	229,259	(43,166)	(18.8)%
General and administrative	1,179,561	1,275,383	(95,822)	(7.5)%
Total	$6,824,977	$6,176,786	$(648,191)	(10.5)%

The Company experienced a decrease in expenses during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to implementing shared services and consolidating and reducing operating expenses across acquired entities. Salaries and wages increased by $1,125,185, or approximately 39.3% due primarily to the issuance of approximately $1.3 million in stock options as compensation to executives; marketing and advertising decreased by $43,166, or approximately 18.8%; depreciation expense decreased by $152,806, or approximately 68.6%; general and administrative expenses decreased by $95,822, or approximately 7.5%; and professional fees decreased by $185,200, or approximately 11.7%.

Other Income (Expense)

Below is a summary of our other income (expense):

	For the Three months ended		Change
	September 30,		2022 vs. 2021
	2022	2021	$	%

Interest expense	$(1,077,710)	(586,638)	$(491,072)	83.7%
Other income (expense)	-	(108,489)	108,489	(100.0)%
PPP loans forgiveness	-	20,830	(20,830)	(100.0)%
Gain (loss) on change in fair value of derivative liability	(53,295)	359,009	(412,304)	(114.8)%
Other Income (expense), net	$(1,131,005)	$(315,288)	$(815,717)	58.7%

Interest expense increased by $491,072, or approximately 83.7%, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to issuances of convertible debt accruing interest and due to warrant expense. Change in fair value of derivative liability decreased by $412,304, or approximately 114.8%, during the three months ended September 30, 2022. There was also a decrease in other income of $20,830 during the three months ended September 30, 2022, due to forgiveness of Paycheck Protection Program (PPP) loans during the three months ended September 30, 2021. Miscellaneous other income (expense) increased by $108,489 during the three months ended September 30, 2022, as other expense of $108,489 consisting of asset impairment was incurred during the three months ended September 30, 2021 (with no other expense during the three months ended September 30, 2022).

Net Income (Loss)

We generated net income of $6,240,046 and net loss of $1,685,655 for the three months ended September 30, 2022 and 2021, respectively, primarily as a result of the above-mentioned factors.

For the nine months ended September 30, 2022 and 2021

Revenue

	For the nine months ended		Change
	September 30,		2022 vs. 2021
	2022	2021	$	%

Revenue	$150,541,535	$24,674,807	$125,866,728	510.1%
Cost of sales	(94,558,164)	(19,484,806)	(75,073,358)	385.3%
Gross profit	$55,983,371	$5,190,001	$50,793,370	978.7%

During the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, revenue increased by $125,866,728, or approximately 510.1%, due to the Company completing acquisitions, entering into new markets, and securing new commercial projects. Revenue increased significantly from that of the prior year in part because the Company was able to secure and recognize revenue from newly acquired commercial projects, which have significantly increased the Company’s revenue over that of the prior year as the Company was able to focus on additional revenue that was not solely from roofing and residential solar projects, which were previously the Company’s primary focus and source of revenue. Gross profit increased by $50,793,370, or approximately 978.7%, accordingly. The significant increase in gross profit in 2022 as compared to 2021 was primarily the result of the Company’s acquisitions of several entities that increased the Company’s operational footprint and the Company’s focus on transforming from a traditional roofing company into an alternative energy company, with operations in the residential and commercial solar industry, including providing services in connection with microgrids and electric vehicle (“EV”) charging station installation.

Operating Expenses

Operating expenses consist mainly of compensation expenses and associated fringe benefits, as well as management, business development, accounting, information technology and administration costs, recruiting, consulting and professional services, travel and meals, sales commissions, facilities, depreciation and other office expenses.

Below is a summary of our operating expenses:

	For the Nine months ended		Change
	September 30,		2022 vs. 2021
	2022	2021	$	%

Salaries and wages	$12,437,116	$5,488,167	$6,948,949	126.6%
Professional fees	4,499,397	4,474,413	24,984	0.6%
Depreciation expense	277,601	303,982	(26,381)	(8.7)%
Marketing	445,828	575,038	(129,210)	(22.5)%
General and administrative	3,768,121	3,136,619	631,502	20.1%
Total	$21,428,063	$13,978,219	7,449,844	53.3%

The Company experienced an increase in expenses during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to entering new markets and the addition of additional business units resulting in an increase in personnel, additional general and administrative expenses, and increased professional fees. Salaries and wages increased by $6,948,949, or approximately 126.6% due primarily to stock-based compensation of approximately $4.5 million; marketing and advertising decreased by $129,210, or approximately 22.5%; depreciation expense decreased by $26,381, or approximately 8.7%; general and administrative expenses increased by $631,502, or approximately 20.1%; and professional fees increased by $24,984 or 0.6%.

Other Income (Expense)

Below is a summary of our other income (expense):

	For the Nine months ended		Change
	September 30,		2022 vs. 2021
	2022	2021	$	%

Interest expense	$(2,190,637)	(949,454)	$(1,241,183)	(130.7)%
Other income (expense)	(253,707)	90,793	(344,500)	(379.4)%
PPP loans forgiveness	-	1,018,130	$(1,018,130)	100.0%
Loss on debt modification	(1,268,933)	-	$(1,268,933)	100.0%
Gain (loss) on change in fair value of derivative liability	(43,246)	1,285,675	$(1,301,921)	103.4%
Other Income (Expense), net	$(3,756,523)	$1,445,144	$(5,201,667)	(359.9)%

Interest expense increased by $1,241,183, or approximately 130.7%, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to issuances of convertible debt accruing interest and warrant and option expense. Loss on debt modification increased by $1,268,933 during the nine months ended September 30, 2022, due to the consolidation of various convertible notes with a lender into a single promissory note with modified terms that included the removal of conversion provisions. No such transactions occurred during the same period for 2021. Change in fair value of derivative liability decreased by $1,301,921, or approximately 103.4%, during the nine months ended September 30, 2022. There was also an increase in other income of $1,018,130 during the nine months ended September 30, 2022, due to forgiveness of Paycheck Protection Program (PPP) loans during the nine months ended September 30, 2021. Miscellaneous other income (expense) decreased by $344,500, or approximately 379.4%, during the nine months ended September 30, 2022, as compared to the same period for 2021.

Net Income (Loss)

We generated net income of $30,798,785 and a loss of $7,343,074 for the nine months ended September 30, 2022 and 2021, respectively, primarily as a result of the above-mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of September 30, 2022, we had $480,141 in cash compared to $1,124,533 of cash as of December 31, 2021, and as of the date of this filing, we have approximately $500,000 in cash. We currently anticipate that future budget expenditures will be approximately $30 million for the next 12 months.

Our ability to successfully raise sufficient funds through the sale of equity securities, when needed, is subject to many risks and uncertainties, and even if we are successful, future equity issuances would result in dilution to our existing stockholders.

If we are unable to generate enough working capital from our current or future financing agreements with when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping solar programs. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan.

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the nine months ended September 30, 2022 and 2021:

	Nine months Ended		Change
	September 30,		Increase/
	2022	2021	(Decrease)
			%
Net cash used in operating activities	$(5,609,232)	$(1,322,756)	324.1%
Net cash used in investing activities	(759,560)	(11,212,644)	(93.2)%
Net cash provided by financing activities	5,724,400	16,084,090	(64.4)%
Net increase (decrease) in cash	$(644,392)	$3,548,690	(118.2)%

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021, was $5,669,232 and $1,322,756, respectively.

Net cash used in operating activities for the nine months ended September 30, 2022, was due to net income of $30,798,785, which was increased by stock-based compensation of $3,260,418, loss on debt modification of $1,268,933, depreciation of $277,601, warrant expense of $147,500, stock option expense of $1,259,300, amortization of debt discount of $6,724, change in fair market value of derivative liability of $43,246, offset by net change in operating assets and liabilities of $(42,671,738). Comparatively, during the nine months ended September 30, 2021, net cash used in operating activities was comprised of net loss of $7,343,074, which was offset by stock-based compensation of $928,650, amortization of debt discount of $186,146, and depreciation of $303,982, and decreased by change in fair market value of derivative liability of $(1,285,675), PPP loan forgiveness of $(1,018,130), and net change in operating assets and liabilities of $5,887,216.

The increase in net cash used in operating activities from $1,322,756 in the nine months ended September 30, 2021, to $5,609,232 in the nine months ended September 30, 2022, was primarily due to (i) an increase in stock-based compensation from $928,650 in 2021 to $3,260,418 in 2022, (ii) a decrease in the fair value of derivative liabilities of $1,328,921 in the nine months 2022 as compared to 2021, (iii) PPP loan forgiveness of $1,018,130 during the nine months 2021 as compared to $0 in 2022, and (iv) increase in warrant and stock option expense of $1,406,800, (v) change in accounts receivable and work in progress receivables increasing by $43,137,020 in 2022 as a result of the Company starting to recognize revenue in accordance with contractual performance obligation milestones and accruing receivables based on reaching specific milestones; partially offset by (i) loss on debt modification in 2022 of $1,268,933, due to converting convertible notes with accrued interest into a promissory note, as compared to $0 in loss on debt modification in 2021, (ii) the change in prepaid expenses and other assets decreasing by $1,080,614 from 2021 to 2022 due to the Company prepaying D&O, worker’s compensation and general liability insurance, prepaying interest on debt and an interest receivable, and (iii) the change in accounts payable and accrued liabilities decreasing by $774,338 during nine months ended September 30, 2022 due to increasing operations as a result of operational acquisitions during 2021 and related expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021, was $759,560 and $11,212,644, respectively. This was the result of cash paid for acquisitions of subsidiaries of $600,000 and $10,100,000 and the purchase of property and equipment of $159,560 and $1,112,644 during the nine months ended September 30, 2022 and 2021, respectively.

The decrease in net cash used in investing activities from $11,212,644 in the nine months ended September 30, 2021, to $759,560 in the nine months ended September 30, 2022, was primarily due to (i) a decrease in cash paid in acquisitions of subsidiaries by $9,500,000 as the Company did not complete any acquisitions in 2022, and (ii) a decrease in purchase of property and equipment by $953,084 due to acquisition of fewer vehicles during 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 and 2021, was $5,724,400 and $16,084,090, respectively. This was the result of proceeds from notes payable of $5,452,105 and $6,813,218, repayments on notes payable of $2,762,245 and $1,841,218, proceeds from convertible notes payable of $2,440,000 and $21,055,610, proceeds from exercise of warrants of $0 and $16,480, repurchase of preferred stock class B for $0 and $10,000,00 and common stock for $0 and $100,000, and proceeds from the sale of common stock of $594,540 and $140,000 during the nine months ended September 30, 2022 and 2021, respectively.

The decrease in net cash used in financing activities from $16,084,090 during the nine months ended September 30, 2021, to $5,724,400 during the nine months ended September 30, 2022, was primarily due to (i) a decrease in net proceeds from notes payable in 2022 compared to 2021 by $1,361,113 as the Company received $56,452,105 in loans and repaid $2,762,245 during the nine months ended September 30, 2022, and (ii) an increase in proceeds from selling common stock for $594,540 during 2022, as compared to $140,000 during 2021 and (iii) a decrease in net proceeds from convertible notes payable in 2022 compared to 2021 by $18,615,610.

As of September 30, 2022, the Company had $480,141 in cash to fund its operations. The Company does not believe its current cash balance will be sufficient to allow the Company to fund its planned operating activities for the next twelve months. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operations via debt and equity financing.

Commitments and Contingencies

Please see Note 17 Commitments and Contingencies of the Notes to Consolidated Unaudited Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q, for a discussion of recent contractual commitments and contingent liability.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of September 30, 2022, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of September 30, 2022, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are not effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us, other than as set forth herein.

SinglePoint Direct Solar, LLC v. Pablo Diaz Curiel, et al. – This is a pending lawsuit in the United States District Court for the District of Arizona initiated in June 2021 (Case No. 2:21-cv-01076-JAT). The principal parties are SinglePoint Inc. (“SING”), SinglePoint Direct (“SDS”), Greg Lambrecht, Corey Lambrecht, William Ralston, SIRC, Pablo Diaz (“Diaz”), and USA Solar Networks, LLC (“USN”). This case concerns the business relationship between SING and Diaz regarding SDS, which was formed after Diaz entered into an Asset Purchase Agreement with SING in February 2019. The litigation first started with Diaz’s lawsuit against SING and SDS (Case No. 2:21-cv-00989-MSB), which was eventually consolidated with this case (Case No. 2:21-cv-01076-JAT). While the majority of claims brought against SIRC and USA Solar are pleaded generally against all defendants, SING’s specific claims against SIRC and USA Solar arise out of SDS’s alleged confidential and proprietary information, trade secrets, and other assets for use in their business operations. SING has alleged two claims against SIRC: false designation of origin, and misappropriation of trade secrets. In or around August 2021, SING sought to enjoin SIRC, Diaz, USN and others, however, the court denied SING’s request finding that, inter alia, SING’s claims were unlikely to succeed on the merits. SIRC is contesting the claims. The lawsuit is in the discovery phase.

Heather Griffin, et al. vs. SIRC, et al. – This lawsuit was initiated in the Superior Court of California, County of Orange in December 2021 (Case Nos. 30-z0a I-0 Iz34T0s-cU-BC-ClC and 37 -2022-000 1 7 1 7 7 -C U -BC-CTL). The principal parties are SIRC, David Massey, Narrate, LLC (“Narrate”), Heather Griffin (“Griffin”), and Josiah Carroll (“Carroll”). The claims factually arise out of Heather Griffin and Josiah Carroll’s sale of Narrate LLC to SIRC, their subsequent executive employment agreement, and their requested relief for damages for an alleged breach by SIRC. All claims were dismissed for improper venue and transferred to Superior Court of California, County of San Diego. SIRC is contesting the claims. The matter is in very early pleading stages.

Milholland Family Trust LP v. Solar Integrated Roofing Corp. – This lawsuit was initiated in the Eighth Judicial District Court of Nevada on May 5, 2022 (Case No: A-22-852172-C). The principal parties are SIRC and Milholland Family Trust, LP (“MFT”). This lawsuit pertains to an alleged breach of contract between SIRC and MFT for approximately $7 million dollars. SIRC contested the claims, and in or around September 2, 2022, a settlement was reached between the parties. The amount has been accrued as a liability since 2021.

SIRC v. Pablo Diaz Curiel – This is a pending lawsuit in the Superior Court of California, County of San Diego (Case No. 37-2022-00036984-CU-FR-CTL). SIRC initiated suit on September 15, 2022, alleging, among other things, that Diaz fraudulently induced SIRC into acquiring a 60% interest in USA Solar Networks LLC. SIRC obtained a temporary restraining order against Diaz preventing him from selling the 12 million shares of SIRC stock he received through the acquisition. SIRC intends to amend the complaint to seek damages related to the acquisition of the remaining 40% interest in USA Solar as well. In the suit, SIRC seeks rescission and/or monetary damages in excess of $40 million. The matter is still in the pleading stage.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item. Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors,” in our Registration Statement on Form 10, as amended, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

August 2, 202 – 200,000 shares issued to Mammoth Corporation at the price of $0.4935 per share as a consideration for no interest on convertible debt valued $98,700.

August 2, 2022 – 600,000 shares of common stock issued to Marlena LeBrun at $0.1342 for cash of $80,500.

August 2, 2022 – 2,715,000 shares of common stock issued to Kiersten Massey at $0.1893 for cash of $514,040.

August 2, 2022 – 150,000 shares of common stock issued to Stephanie Hooper at the price of $0.2351 per share as a consideration for no interest on promissory note valued $35,265.

August 5, 2022 – 361,936 shares of common stock issued to James DiPrima at $0.1999 per share as consideration for legal settlement valued $72,387.

August 8, 2022 -1,200,000 shares of common stock issued to employees at $0.21 per share for compensation valued at $252,000.

August 18, 2022 – 25,074,285 shares of common stock issued to RB Capital Partners, Inc. at $0.07 per share as consideration for convertible notes valued $1,755,200.

             August 23, 2022 – 14,990,000 shares of common stock issued to SIRC Family LLC for conversion of 1,499,999 shares of preferred stock Class B.

            August 29, 2022 – 45,000,000 shares of common stock were returned and cancelled as part of rescission of an acquisition agreement with Cornerstone Construction Team LLC at $0.81 per share valued at $36,450,000.

            August 29, 2022 – 8,000,000 shares of common stock issued to Cornerstone Construction Team employees at $0.2185 per share as part of cancellation of acquisition agreement valued $1,748,000.

            September 1, 2022 – 200,000 shares of common stock issued to directors at $0.31 per share as compensation valued $62,000.

            September 7, 2022 – 3,400,000 shares of common stock issued to Future Home Power employees at $0.23 as an additional consideration for the acquisition of an existing subsidiary valued $782,000.

            September 14, 2022 – 1,200,000 shares of common stock issued to AJB Capital Investments LLC in conjunction with a promissory note at $0.295 per share valued at $354,000.

            October 5, 2022 – 37,000,000 shares of common stock issued to David Massey for conversion of 3,700,000 shares of Class B preferred stock.

            October 18, 2022 – 1,925,134 shares of common stock issued to consultant at the price of $0.187 per share for a total of $360,000 for services.

            October 18, 2022 – 630,000 shares of common stock to employees as compensation for a price of $0.287 per share valued $180,810.

           October 26, 2022 – 2,717,351 shares of common stock issued to Continuation Capital Inc. for consulting services at a price of $0.18 per share valued $489,123.

           On October 26, 2022 – 552,792 shares of common stock issued for consulting services at the price of $0.18 per share valued $99,503.

           October 26, 2022 – 1,111,112 shares of common stock issued to an investor for cash at the price of $0.09 per share valued $100,000.

           October 26, 2022 – 3,500,000 shares of preferred stock class B issued to debt holder at the price of $1.70 per share for consideration valued $5,950,000.

           November 2, 2022 - 3,500,000 share of preferred stock clad B was converted into 35,000,000 shares of common stock.

           November 15, 2022 – 2,800,000 shares of common stock issued for compensation for services at the price of $0.17 per share valued $476,000

           November 17, 2022 – 1,344,327 shares of common stock issued for debt at the price of $0.11 per share valued $150,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibit index
(1)	The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation
3.2	Bylaws of the Registrant
3.3	Certificate of Designation of Series A & B Preferred filed with the Secretary of State of the State of Nevada, dated 01/13/2020
3.4	Certificates of Designation of Series C & D Preferred filed with the Secretary of the State of Nevada, dated 06/11/2021
10.1	Share Exchange Agreement between Registrant and Secure Roofing and Solar, Inc., dated 02/11/2019
10.2	Membership Interest Purchase Agreement by and between Registrant and Narrate, LLC, dated 08/20/2019
10.3	Stock Purchase Agreement by and between Registrant and McKay Roofing Company Inc., dated 09/10/2019 as amended
10.4	Stock Purchase Agreement by and between Registrant and Milholland Electric, Inc., dated 01/17/2020
10.5	Amended Stock Purchase Agreement by and between Registrant and Montross Companies, Inc., LLC, dated 03/01/2020 as amended
10.6	Contract for the Purchase and Sale of a Business by and between Registrant and Approved Home Pres dated 11/4/2020 and revised 4/12/2021
10.7	Agreement and Plan of Merger by and between Registrant and Enerev LLC dated 1/21/2021
10.8	Stock Purchase Agreement by and between Registrant and Cornerstone Construction Team, LLC, dated 02/24/2021
10.9	Stock Purchase Agreement by and between Registrant and Pacific Lighting Management, Inc. dated 3/16/2021
10.10	Agreement and Plan of Merger by and between Registrant and Balance Authority, LLC dated 04/28/2021
10.11	Agreement and Plan of Merger by and between Registrant and Kinetic Investments, Inc. dba Future Home Power, dated 06/01/2021
10.12	Membership Interest Purchase and Employment Agreement by and between Registrant, USA Solar Network LLC, Pablo Diaz, SunUp Solar LLC, and Elijah Chaffino dated 6/30/2021 and 10/6/2021
10.13	Agreement and Plan of Merger by and between Registrant and Renovation Roofing, Inc. dated 7/3/2021
10.14	Employment Agreement with David Massey dated 4/7/2021
10.15	Employment Agreement with Troy Clymer dated 6/1/2021
10.16	Employment Agreement with Wanda Witoslawski dated 11/30/2021
10.17	$161,000 Redeemable Note with Granite Global Value Investments, LTD. dated 1/19/2021
10.18	$1,025,000 Redeemable Note with Granite Global Value Investments, LTD. dated 1/27/2021
10.19	Convertible promissory note with RB Capital Partners, Inc. dated 2/8/2021
10.20	Convertible promissory note with RB Capital Partners, Inc. dated 2/18/2021
10.21	$1,025,000 Redeemable Note with Granite Global Value Investments, LTD. dated 2/23/2021
10.22	Convertible promissory note with RB Capital Partners, Inc. dated 2/26/2021
10.23	$3,250,000 Redeemable Note with Granite Global Value Investments, LTD. dated 3/18/2021
10.24	$5,000,000 Redeemable Note with Granite Global Value Investments, LTD. dated 6/1/2021
10.25	$1,600,000 Redeemable Note with Granite Global Value Investments, LTD. dated 8/30/2021
10.26	Convertible promissory note with Jefferson Street Capital, LLC dated 10/5/2021
10.27	Convertible promissory note with Jefferson Street Capital, LLC dated 11/18/2021
10.28	Convertible promissory note with Mammoth Corporation dated 1/19/2022
10.29	Convertible promissory note with Jefferson Street Capital, LLC dated 3/1/2022
10.30	Promissory note receivable from Arbiter Capital LLC dated 10/5/2021
10.31	Senior secured redeemable debenture with TCA Special Situations Credit Strategies ICAV dated 1/2/2020
10.32	Stock purchase agreement by and between Registrant and Milholland Family Trust LP dated 7/20/2021
10.33	Novation to irrevocable purchase offer to David Massey dated 7/1/2021
10.34	Confidential settlement agreement and mutual release between Solar Integrated Roofing Corp and Cornerstone Construction Team LLC effective May 31,2022
10.35	Loan with Agile Capital Funding dated 7/29/2022
10.36	Promissory note with AJB Capital Investments LLC dated 9/9/2022
10.37	Warrant issued to AJB Capital Investments LLC
10.38	Employment agreement with Stefan Abbruzzese dated 9/22/2022
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-1 Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-1 Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as 906 of the Sarbanes- Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR INTEGRATED ROOFING CORP.

Dated: November 21, 2022	By:	/s/ David Massey
	Name:	David Massey
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 21, 2022	By:	/s/ Wanda Witoslawski
	Name:	Wanda Witoslawski
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

